Form 10-Q
period 1995-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1995-05-12
CIK 818669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number               33-15597
                      ----------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS V
- - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                            23-2479468
- - - - - -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)

             Suite 500, 1521 Locust Street, Philadelphia, PA   19102
- - - - - --------------------------------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

                                      N/A
- - - - - --------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        Consolidated Balance Sheets - March 31, 1995 (unaudited) and December 31, 1994

        Consolidated Statements of Operations - Three Months Ended March 31, 1995 and 1994 (unaudited)

        Consolidated Statements of Cash Flows - Three Months Ended March 31, 1995 and 1994 (unaudited)

        Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

                 (1) Liquidity

                 As of March 31, 1995, Registrant had cash of $32,050. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                 As of March 31, 1995, Registrant had restricted cash of $237,653 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                 On February 9, 1995 the Registrant refinanced the outstanding bonds on the Radisson Redick. The refinancing changed the interest rate from 7.75% to a variable rate, giving due regard to prevailing financial market conditions, which in no event shall exceed 7.75%. The Registrant expects that the  change  to a  variable  rate  will  result in lower  interest  expense  and additional positive cash flow. In connection with the refinancing, the Registrant incurred approximately $250,000 of loan costs which were capitalized and are being amortized over the remaining term of the bonds. The loan costs were financed with a note payable which bears interest at 13% and is payable in twenty-one equal installments of $10,550.24 of principal plus interest commencing March 1, 1995.

                 (2) Capital Resources

                 Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. However, as part of the determination of the best ultimate use for the commercial space at St. Mary's Market, the Registrant will need to identify the source of financing for the necessary fit-up costs. Such costs have not yet been identified or committed to, and sources of financing for such costs have not been identified as of the date hereof. Except for such costs, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

                 The Registrant will seek to refinance the outstanding Radisson Redick bonds which are scheduled to mature on November 1, 1996. There can be no assurances that such financing will be available and if not, the property will be marketed for sale.

                 (3) Results of Operations

                 During the first quarter of 1995, Registrant incurred a net loss of $200,235 ($17.79 per limited partnership unit) compared to a net loss of $411,250 ($36.54 per limited partnership unit) for the same period in 1994. Included within the first quarter of 1994 were two non-recurring expenses (developer's fee and legal fees totaling $150,000) relating to the negotiations at St. Mary's Market, as disclosed in the Diversified Historic Investors V 1994 Form 10-K.

                 Rental and hotel income combined increased $10,772 from $881,961 in the first quarter of 1994 to $892,733 in the same period in 1995. This increase resulted from an increase of $35,000 in rental income and an decrease of $24,000 in hotel income. The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. The decrease in hotel income is the result of a decrease in occupancy (75% to 66%) partially offset by an increase in average room rates ($86.45 to $93.74).

                 Expense for rental operations decreased by $55,362 from $237,622 in the first quarter of 1994 to $182,260 in the same period in 1995. The first quarter 1994 expense included a non-recurring payment of an $80,000 developer's fee referred to in Item 2, Section 3. Excluding such expense, expenses for rental operations increased by approximately $25,000 due to higher operating expenses incurred at St. Mary's Market relating to corporate apartments' expense, salaries, repairs, and maintenance. Hotel operations expense decreased $19,541 from $511,590 in the first quarter of 1994 to $492,049 in the same period in 1995 due to a decrease in professional fees incurred partially offset by an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel.

                 General and administrative expenses decreased $100,934 from $126,020 in the first quarter of 1994 to $25,086 in the same in period in 1995. The first quarter 1994 expense included non-recurring legal fees referred to in
Item 2, Section 3.

                 Depreciation and amortization expense increased $4,113 from $192,077 in the first quarter of 1994 to $196,190 in the same period in 1995. The increase is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick, partially offset by the discontinuance of depreciation expense of the investment in St. Mary's Market, which became fully depreciated in 1994.

                 Registrant earned $365 and $1,155 of interest income during the first quarters of 1995 and 1994, respectively. Registrant expects this source of income to continue to decline as interest-bearing deposits are drawn down to fund administrative expenses and property operations.

                 Losses incurred during the quarter at the Registrant's three properties amounted to $175,000, compared to a loss of approximately $278,000 for the same period in 1994.

                 In the first  quarter  of 1995,  Registrant  incurred a loss of
$136,000 at the Radisson Redick Hotel including $123,000 of depreciation and amortization expense, compared to a loss of $137,000 in the first quarter of 1994, including $98,000 of depreciation expense. The decreased loss from the first quarter of 1994 to the first quarter of 1995 is the result of a decrease in interest expense of $29,000 and a decrease in operations expense of $20,000, partially offset by an increase in depreciation and amortization expense of $24,000 and a decrease in rooms revenue of $24,000. Depreciation and amortization expense increased due to the amortization of loan fees incurred in connection with the refinancing of bonds. The decrease in rooms revenue is the result of a decrease in occupancy (75% to 66%) partially offset by an increase in average room rates ($86.45 to $93.74). Interest expense decreased due to a decrease in the interest rate from 7.75% to a variable rate which averaged approximately 6.50% in the first quarter of 1995. Operations expense decreased due to a decrease in professional fees incurred, partially offset by an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1995.

                 In the first quarter of 1995, Registrant incurred a loss of $31,000 at the St. Mary's Market, including $59,000 of depreciation expense, compared to a loss of $126,000 including $72,000 of depreciation expense in the first quarter of 1994. The first quarter 1994 loss included a non-recurring payment of an $80,000 developer's fee referred to in Item 2, Section 3. Excluding such expense, the operating loss decreased by approximately $15,000 due to an increase in profit from the corporate apartment rentals. The decreased loss is also the result of a decrease in depreciation expense partially offset by an increase in other operating expenses such as repairs and maintenance and salaries. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1995.

                 In the first quarter of 1995, Registrant incurred a loss of $8,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $15,000 including $14,000 of depreciation expense in the first quarter of 1994. The rental income for the first quarter of 1995 was enhanced by the collection, in that quarter, of rents which were previously deemed to be uncollectible. The decrease is also the result of a decrease in commissions due to lower turnover. Registrant anticipates that operating results in the following quarters will be comparable to those experienced in the first quarter of 1995.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                          CONSOLIDATED BALANCE SHEETS


                                     Assets

                                               March 31, 1995  December 31, 1994
                                               -------------- -----------------
                                                 (Unaudited)
Rental properties, at cost:
    Land                                         $  1,133,669      $  1,133,669
    Buildings and improvements                     17,021,595        17,021,595
    Furniture and fixtures                          1,247,957         1,247,957
                                                 ------------      ------------

                                                   19,403,221        19,403,221
    Less - Accumulated depreciation                (5,987,550)       (5,814,124)
                                                 ------------      ------------
                                                   13,415,671        13,589,097

Cash and cash equivalents                              32,050            84,643
Restricted cash                                       237,653           248,546
Accounts and notes receivable                          79,302            75,635
Other assets (net of amortization of
  $88,374 and $65,610)                                270,318            38,016
                                                 ------------      ------------

         Total                                   $ 14,034,994      $ 14,035,937
                                                 ============      ============

                        Liabilities and Partners' Equity

Liabilities:
    Debt obligations                             $ 10,516,841      $ 10,301,560
    Accounts payable:
       Trade                                          257,750           214,785
       Related parties                                 34,690            12,966
       Taxes                                           23,734            43,097
    Interest payable                                        0            38,781
    Accrued liabilities                                64,826            90,812
    Tenant security deposits                           78,367            74,915
                                                 ------------      ------------

         Total liabilities                         10,976,208        10,776,916
                                                 ------------      ------------

Partners' equity                                    3,058,786         3,259,021
                                                 ------------      ------------

         Total                                   $ 14,034,994      $ 14,035,937
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1995 and 1994
                                   Unaudited


                                                  Three months      Three months
                                                     ended             ended
                                                    March 31,         March 31,
                                                      1995              1994
Revenues:                                          -----------      -----------
    Rental income                                  $   327,271      $   292,695
    Hotel income                                       565,462          589,266
    Interest income                                        365            1,155
                                                   -----------      -----------

         Total revenues                                893,098          883,116
                                                   -----------      -----------

Costs and expenses:
    Rental operations                                  182,260          237,622
    Hotel operations                                   492,049          511,590
    General and administrative                          25,086          126,020
    Interest                                           197,748          227,057
    Depreciation and amortization                      196,190          192,077
                                                   -----------      -----------

         Total costs and expenses                    1,093,333        1,294,366
                                                   -----------      -----------

Net loss                                           ($  200,235)     ($  411,250)
                                                   ===========      ===========

Net loss per limited partnership unit              ($    17.79)     ($    36.54)
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            1994         1993
                                                         ---------    ---------
Cash flows from operating activities:
   Net loss                                              ($200,235)   ($411,250)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
   Depreciation and amortization                           196,190      192,077
   Changes in assets and liabilities:
     Decrease in restricted cash                            10,893      234,364
     Increase in accounts receivable                        (3,667)     (49,821)
     (Increase) decrease in other assets                  (255,067)      28,884
     Increase (decrease) in accounts
        payable - trade                                     42,965      (21,670)
     Increase in accounts payable - related parties         21,725        2,742
     (Decrease) increase in accounts payable -             (19,363)      28,322
        taxes
     (Decrease) increase in interest payable               (38,781)      77,345
     Decrease in accrued liabilities                       (25,986)     (10,108)
     Increase (decrease) in tenant security deposits         3,452       (9,883)
                                                         ---------    ---------

     Net cash (used in) provided by operating
        activities                                        (267,874)      61,002
                                                         ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                          0      (22,786)
                                                         ---------    ---------

     Net cash provided by (used in) investing                    0      (22,786)
          activities                                     ---------    ---------

Cash flows from financing activities:
   Proceeds from debt financings                           221,555            0
   Principal payments                                       (6,274)      (6,463)
                                                         ---------    ---------

     Net cash used in financing activities                 215,281       (6,463)
                                                         ---------    ---------

(Decrease) increase in cash and cash equivalents           (52,593)      31,753

Cash and cash equivalents at beginning of period            84,643       90,544
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  32,050    $ 122,297
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1994.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit Number                                 Document

                  3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                  21               Subsidiaries  of the Registrant are listed in
                                   Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 1995                DIVERSIFIED HISTORIC INVESTORS V
     ------------
                                 By: Dover Historic Advisors V, General Partner

                                     By: DHP, Inc., Partner

                                         By:       /s/ Michael J. Tuszka
                                                   -----------------------------
                                                   MICHAEL J. TUSZKA,
                                                   Chairman

                                         By:       /s/ Donna M. Zanghi
                                                   -----------------------------
                                                   DONNA M. ZANGHI,
                                                   Secretary and Treasurer

                                         By:       /s/ Michele F. Rudoi
                                                   -----------------------------
                                                   MICHELE F. RUDOI,
                                                   Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         Signature                    Capacity                         Date
         ---------                    --------                         ----

DOVER HISTORIC ADVISORS V         General Partner

By: DHP, Inc., Partner

      By:       /s/ Michael J. Tuszka                                May 8, 1995
         -----------------------------                               -----------
            MICHAEL J. TUSZKA,
            Chairman

      By:       /s/ Donna M. Zanghi                                  May 9, 1995
         -----------------------------                               -----------
            DONNA M. ZANGHI,
            Secretary and Treasurer

      By:       /s/ Michele F. Rudoi                                 May 9, 1995
         -----------------------------                               -----------
            MICHELE F. RUDOI,
            Assistant Secretary