Form 10-Q
period 1995-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1995-08-02
CIK 818669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                        33-15597
                      ----------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS V
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                          23-2479468
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


         SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA         19102
- --------------------------------------------------------------------------------
              (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (215) 735-5001


                                      N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

                Consolidated Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994
                Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 1995 and 1994 (unaudited)
                Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1995 and 1994 (unaudited)
                Notes to Consolidated Financial Statements (unaudited)

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

                (1)   Liquidity

                As of June 30, 1995, Registrant had cash of $59,323. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                As of June 30, 1995, Registrant had restricted cash of $262,627 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                (2)   Capital Resources

                Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. However, as part of the determination of the best ultimate use for the commercial space at St. Mary's Market, the Registrant will need to identify the source of financing for the necessary fit-up costs. Such costs have not been identified or committed to, and sources of financing for such costs have not been identified as of the date hereof. Except for such costs, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

                The Registrant will seek to refinance the outstanding Radisson Redick bonds which are scheduled to mature on November 1, 1996. There can be no assurances that such financing will be available and, if not, the property will be marketed for sale.

                (3)   Results of Operations

                During the second quarter of 1995, Registrant incurred a net loss of $86,750 ($7.71 per limited partnership unit) compared to a net loss of $5,687 ($.51 per limited partnership unit) for the same period in 1994. Included within the second quarter of 1994 loss is other income of $172,000 relating to the Radisson Redick (described below). For the first six months of 1995, Registrant incurred a loss of $286,985 ($25.50 per limited partnership unit) compared to a net loss of $416,939 ($37.05 per limited partnership unit) for the same period in 1994. Included in the first six months of 1994 were two non-recurring expenses (developer's fee and legal fees totaling $150,000) relating to the negotiations at St. Mary's Market, as disclosed in the Diversified Historic Investors V Form 10-K.

                Rental and hotel income combined increased $73,576 from $924,090 in the second quarter of 1994 to $997,666 in the same period in 1995. This increase resulted mainly from an increase in hotel income of $55,000 and an increase of $18,000 in rental income. The increase in hotel income is the result of an increase in average room rates of ($90.50 to $95.71) and an increase in average occupancy (79.6% to 94.5%). The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates.

                Rental and hotel income increased $84,348 from $1,806,051 for the first six months of 1994 to $1,890,399 for the same period of 1995. This increase is due to a net increase of $53,000 in rental income and an increase in hotel income of $31,000. The increase in hotel income is the result of an increase in average occupancy (75.6% to 90.7%) and an increase in average room rates of ($88.51 to $94.80). The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates.

                Other income decreased from $172,349 in the second quarter and the first six months of 1994 to $0 in the same periods in 1995. The decrease is related to the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant, in the second quarter of 1994, to fund shortfalls in debt service at the Radisson Redick. As of June 30, 1994 such reserves had been exhausted.

                Expense for rental operations increased by $40,432 from $139,816 in the second quarter of 1994 to $180,248 in the same period in 1995 due to higher operating expenses at St. Mary's Market including corporate apartments expense, maintenance and management fees. Hotel operations expense decreased $37,941 from $514,116 in the second quarter of 1994 to $476,175 in the same period in 1995 due to a decrease in professional fees incurred partially offset by an increase in wages and cost of goods sold in connection with the operating of a new restaurant in the hotel.

                Expense for rental operations decreased by $14,932 from $377,440 for the first six months of 1994 to $362,508 for the same period in 1995. The expense for 1994 included a non-recurring payment of an $80,000 developer's fee referred to in Item 2, section 3. Excluding such expense, expenses for rental operations increased by approximately $65,000 due to higher operating expenses at St. Mary's including corporate apartments expense, maintenance, parking and salaries. Hotel operations expense decreased $57,482 from $1,025,706 for the first six months of 1994 to $968,224 for the same period in 1995 due to a decrease in professional fees incurred partially offset by wages and cost of goods sold in connection with the operating of a new restaurant in the hotel.

                General and administrative expenses decreased $18,158, from $42,045 in the second quarter of 1994 to $23,887 in the same in period in 1995 and decreased $119,092 from $168,065 for the first six months of 1994 to $48,973 for the same period in 1995. The second quarter and first six months of 1994 included non-recurring professional fees referred to in Item 2, section 3.

                Interest expense decreased $30,005 from $227,058 in the second quarter of 1994 to $197,053 in the same period in 1995 and decreased $59,314 from $454,115 for the first six months of 1994 to $394,801 for the same period in 1995. The decrease in interest expense is the result of a decrease in the interest rate at the Radisson Redick from 7.75% to a variable rate which averaged approximately 5.11% in the second quarter and 5.81% for the first six months.

                Depreciation and amortization expense increased $28,108 from $179,464 in the second quarter of 1994 to $207,572 in the same period in 1995 and increased $32,221 from $371,541 for the first six months of 1994 to $403,762 for the same period in 1995. The increase is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick, partially offset by the discontinuance of depreciation expense of the investment in St. Mary's Market, which became a fully depreciated in 1994.

                Registrant earned $519 and $373 of interest income during the second quarters of 1995 and 1994, respectively and $884 and $1,528 of interest income for the first six months of 1995 and 1994, respectively. Registrant expects this source of income to continue to decline as interest-bearing deposits are drawn down to fund administrative expenses and property operations.

                Losses incurred during the second quarter at the Registrant's three properties amounted to $63,000, compared to income of approximately $44,000 for the same period in 1994. For the first six months of 1995 the Registrant's three properties recognized a loss of $238,000 compared to approximately $234,000 for the same period in 1994.

                In the second quarter of 1995, Registrant recognized a loss of $5,000 at the Radisson Redick Hotel including $134,000 of depreciation expense, compared to income of $80,000 in the second quarter of 1994, including $98,000 of depreciation expense. The second quarter of 1994 included $172,000 in other income which was the result of the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant in the second quarter of 1994 to fund shortfalls in debt service. Excluding such income, loss from the second quarter of 1994 to the second quarter of 1995 decreased by approximately $87,000 due to an increase in rooms revenue of $55,000, a decrease in interest expense of $55,000, a decrease in operations expense of $13,000, partially offset by an increase in depreciation and amortization of $36,000. The increase in rooms revenue is the result of an increase in occupancy (79.6% to 94.5%) and an increase in average room rates ($90.50 to $95.71). The decrease in interest expense is the result of a decrease in the interest rate from 7.75% to a variable rate which average approximately 5.11% in the second quarter of 1995. Operations expense decreased due to a decrease in professional fees incurred, partially offset by an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel. Depreciation and amortization increased due to the amortization of loan fees incurred in connection with the refinancing of bonds. Registrant anticipates that operating results in the following quarters will be similar to those experiences in the second quarter of 1995.

                For the first six months of 1995, Registrant recognized a loss of $142,000 at the Radisson Redick Hotel including $257,000 of depreciation expense compared to a loss of $57,500 for the same period in 1994, including depreciation expense of $197,000. The first six months of 1994 included $172,000 in other income which was the result of the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant in the second quarter of 1994 to fund shortfalls in debt service. Excluding such income, loss from the first six months of 1994 to the first six months of 1995 decreased by approximately $87,000 due to an increase in rooms revenue of $32,000, a decrease in interest expense of $59,000, a decrease in operations expense of $56,000, partially offset by an increase in depreciation and amortization of $60,000. The increase in rooms revenue is the result of an increase in occupancy (75.6% to 90.7%) and an increase in average room rates ($88.51 to $94.80). The decrease in interest expense is the result of a decrease in the interest rate from 7.75% to a variable rate which averaged approximately 5.81% for the first six months of 1995. Operations expense decreased due to a decrease in professional fees incurred, partially offset by an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel. Depreciation and amortization increased due to the amortization of loan fees incurred in connection with the refinancing of bonds.

                In the second quarter of 1995, Registrant incurred a loss of $47,000 at the St. Mary's Market, including $59,000 of depreciation expense, compared to a loss of $30,000 including $59,000 of depreciation expense in the second quarter of 1994. The increased loss is the result of an increase in operating expenses of $41,000 partially offset by an increase in rental income of $24,000. Rental income and operating expenses increased due to an increase in corporate apartment rentals and a corresponding increase in the expenses related to such rentals. Operating expenses also increased due to the replacement of carpets in several units in 1995. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the second quarter.

                For the first six months of 1995, Registrant incurred a loss of $79,000 at the St. Mary's Market, including $118,000 of depreciation expense, compared to a loss of $156,000 for the first six months of 1994, including depreciation expense of $131,000. The first six months of 1994 loss included a non-recurring payment of an $80,000 developer's fee referred to in Item 2, section 3. Excluding such expense, the operating loss increased by approximately $3,000. The increased loss is the result of an increase in operating expense of $70,000 partially offset by an increase of rental income of $54,000, and a decrease in depreciation and amortization of $13,000. Rental income and operating expenses increased due to an increase in corporate apartment rentals and a corresponding increase in the expenses related to such rentals. Depreciation decreased due to the fact that all personal property became fully depreciated early in 1994.

                In the second quarter of 1995, Registrant incurred a loss of $10,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $6,000 including $14,000 of depreciation expense in the second quarter of 1994. The increased loss is the result of a decrease in rental income of $4,000 due primarily to a decrease in average occupancy from 90% to 85%. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the second quarter.

                For the first six months of 1995, Registrant incurred a loss of $17,000 at the Lofts at Red Hill, including $29,000 of depreciation expense compared to a loss of $21,000 for the first six months of 1994 including depreciation expense of $29,000. The decreased loss is the result of a decrease in commissions and real estate taxes of $4,000.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994

                                     Assets

                                                 June 30, 1995 December 31, 1994
                                                  -------------   -------------
                                                   (Unaudited)
Rental properties, at cost:
    Land                                          $   1,133,669   $   1,133,669
    Buildings and improvements                       17,021,595      17,021,595
    Furniture and fixtures                            1,247,957       1,247,957
                                                  -------------   -------------

                                                     19,403,221      19,403,221
    Less - Accumulated depreciation                  (6,160,976)     (5,814,124)
                                                  -------------   -------------

                                                     13,242,245      13,589,097

Cash and cash equivalents                                59,323          84,643
Restricted cash                                         262,627         248,546
Accounts and notes receivable                            97,707          75,635
Other assets (net of amortization of
  $122,520 and $65,610 at June 30,
  1995 and December 31, 1994,
  respectively).                                        233,349          38,016
                                                  -------------   -------------

         Total                                    $  13,895,251   $  14,035,937
                                                  =============   =============

                        Liabilities and Partners' Equity
Liabilities:
    Debt obligations                              $  10,459,253   $  10,301,560
    Accounts payable:
       Trade                                            244,462         214,785
       Related parties                                   31,449          12,966
       Taxes                                             54,899          43,097
    Interest payable                                          0          38,781
    Accrued liabilities                                  61,483          90,812
    Tenant security deposits                             71,670          74,915
                                                  -------------   -------------

         Total liabilities                           10,923,216      10,776,916
                                                  -------------   -------------

Partners' equity                                      2,972,035       3,259,021
                                                  -------------   -------------

         Total                                    $  13,895,251   $  14,035,937
                                                  =============   =============

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                             Three months                    Six months
                             ended June 30,                ended June 30,
                           1995          1994           1995           1994
                      ------------   ------------   ------------   ------------

Revenues:
   Rental income      $    306,364   $    288,121   $    633,635   $    580,816
   Hotel income            691,302        635,969      1,256,764      1,225,235
   Other income                  0        172,349              0        172,349
   Interest income             519            373            884          1,528
                      ------------   ------------   ------------   ------------

     Total revenues        998,185      1,096,812      1,891,283      1,979,928
                      ------------   ------------   ------------   ------------

Costs and expenses:
   Rental operations       180,248        139,816        362,508        377,440
   Hotel operations        476,175        514,116        968,224      1,025,706
   General and
      administrative        23,887         42,045         48,973        168,065
   Interest                197,053        227,058        394,801        454,115
   Depreciation and
      amortization         207,572        179,464        403,762        371,541
                      ------------   ------------   ------------   ------------
     Total costs and
        expenses         1,084,935      1,102,499      2,178,268      2,396,867
                      ------------   ------------   ------------   ------------

Net loss              $    (86,750)  $     (5,687)  $   (286,985)  $   (416,939)
                      ============   ============   ============   ============
Net loss per limited
   partnership unit   $      (7.71)  $       (.51)  $     (25.50)  $     (37.05)
                      ============   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)
                                                            Six months ended
                                                                 June 30,
                                                            1995         1994
                                                         ---------    ---------
Cash flows from operating activities:
   Net loss                                              $(286,985)   $(416,939)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
   Depreciation and amortization                           403,762      371,541
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash                (14,081)     201,016
     Increase in accounts receivable                       (22,072)     (81,383)
     (Increase) decrease in other assets                  (252,244)      63,191
     Increase (decrease) in accounts payable -
       trade                                                29,677      (35,243)
     Increase (decrease) in accounts payable -
       related parties                                      18,483       (4,535)
     Increase in accounts payable - taxes                   11,802        9,882
     Decrease in interest payable                          (38,781)          (2)
     Decrease in accrued liabilities                       (29,329)     (10,312)
     Decrease in tenant security deposits                   (3,245)     (15,321)
                                                         ---------    ---------
     Net cash (used in) provided by
       operating activities:                              (183,013)      81,895
                                                         ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                          0      (29,563)
                                                         ---------    ---------
     Net cash used in investing activities:                      0      (29,563)
                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds from debt financings                           221,555            0
   Principal payments                                      (63,862)     (11,300)
                                                         ---------    ---------
     Net cash provided by (used in)
       financing activities:                               157,693      (11,300)
                                                         ---------    ---------

(Decrease) increase in cash and cash equivalents           (25,320)      41,032

Cash and cash equivalents at beginning of period            84,643       90,544
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  59,323    $ 131,576
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

                The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the fiscal year ended December 31, 1994.

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

         (b)   Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   July 26, 1995             DIVERSIFIED HISTORIC INVESTORS V
        -------------

                                  By: Dover Historic Advisors V, General Partner

                                      By: DHP, Inc., Partner



                                          By: /s/ Donna M. Zanghi
                                              -----------------------
                                              DONNA M. ZANGHI,
                                              Secretary and Treasurer