Form 10-Q
period 1995-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1995-11-13
CIK 818669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number                      33-15597
                      ----------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS V
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                          23-2479468
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)


             SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA   19102
--------------------------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

                                      N/A
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

                Consolidated Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994
                Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 1995 and 1994 (unaudited) Consolidated Statements of Cash Flows - For the Nine Months
                Ended  September  30,  1995  and  1994   (unaudited)
                Notes to Consolidated Financial Statements (unaudited)

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

                (1)   Liquidity

                      As of September 30, 1995, Registrant had cash of $30,632. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1995, Registrant had restricted cash of $255,157 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                      On February 9, 1995 the Registrant refinanced the outstanding bonds on the Radisson Redick. The refinancing changed the interest rate from 7.75% to a variable rate, giving due regard to prevailing financial market conditions, which in no event shall exceed 7.75%. The change to a variable rate has resulted in lower interest expense and additional cash flow. The additional cash flow will be utilized primarily to fund the note payable relating to the refinancing (see below) and ongoing operations. See Item 2. Results of Operations. In connection with the refinancing, the Registrant incurred approximately $250,000 of loan costs which were capitalized and are being amortized over the remaining term of the bonds. The loan costs were financed with a note payable which bears interest at 13% and is payable in twenty-one equal installments of $10,550.24 of principal plus interest commencing March 1, 1995.

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

                (3)   Results of Operations

                      During the third quarter of 1995, Registrant incurred a net loss of $159,956 ($14.21 per limited partnership unit) compared to a net loss of $206,408 ($18.34 per limited partnership unit) for the same period in 1994. For the first nine months of 1995, Registrant incurred a loss of $446,941 ($39.71 per limited partnership unit) compared to a net loss of $623,347 ($55.39 per limited partnership unit) for the same period in 1994. Included in the first nine months of 1994 were two non-recurring expenses (developer's fee and legal fees totaling $150,000) relating to the negotiations at St. Mary's Market, as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                      Rental and hotel income combined increased $96,250 from $883,000 in the third quarter of 1994 to $979,250 in the same period in 1995. This increase resulted mainly from an increase in hotel income of approximately $98,000 and a decrease of approximately $2,000 in rental income. The increase in hotel income is the result of an increase in average room rates of ($93.12 to $96.19) partially offset by a decrease in average occupancy (70.1% to 69.6%). The decrease in rental income is mainly attributable to a decrease in average occupancy at St. Mary's Market.

                      Rental and hotel income increased $180,597 from $2,689,052 for the first nine months of 1994 to $2,869,649 for the same period of 1995. This increase is due to a net increase of approximately $51,000 in rental income and an increase in hotel income of approximately $129,000. The increase in hotel income is the result of an increase in average room rates of ($90.01 to $95.17) partially offset by a decrease in average occupancy (73.8% to 73.2%). The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates.

                      Other income decreased from $172,349 in the first nine months of 1994 to $0 in the same period in 1995. The decrease is related to the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant, in the second quarter of 1994, to fund shortfalls in debt service at the Radisson Redick. As of June 30, 1994 such reserves had been exhausted.

                      Expense for rental operations increased by $3,737 from $180,083 in the third quarter of 1994 to $183,820 in the same period in 1995 due to higher operating expenses at St. Mary's Market including corporate apartments expense, maintenance and wages. Hotel operations expense increased $62,373 from $476,524 in the third quarter of 1994 to $538,897 in the same period in 1995 due to an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel.

                      Expense for rental operations decreased by $11,195 from $557,523 for the first nine months of 1994 to $546,328 for the same period in 1995. The expense for 1994 included a non-recurring payment of an $80,000 developer's fee referred to in Item 2, section 3. Excluding such expense, expenses for rental operations increased by approximately $69,000 due to higher operating expenses at St. Mary's Market including corporate apartments expense, maintenance, parking and salaries. Hotel operations expense increased $4,892 from $1,502,230 for the first nine months of 1994 to $1,507,122 for the same period in 1995 due to a increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel partially offset by a decrease in professional fees incurred.

                      General and administrative expenses decreased $6,963 from $31,153 in the third quarter of 1994 to $24,190 in the same in period in 1995 and decreased $126,056 from $199,219 for the first nine months of 1994 to $73,163 for the same period in 1995. The first nine months of 1994 included non-recurring professional fees referred to previously in Item 2, section 3.

                      Interest expense decreased $41,797 from $227,058 in the third quarter of 1994 to $185,261 in the same period in 1995 and decreased $101,111 from $681,173 for the first nine months of 1994 to $580,062 for the same period in 1995. The decrease in interest expense is the result of a decrease in the interest rate at the Radisson Redick from 7.75% for both the third quarter and the first nine months of 1994 to a variable rate which averaged approximately 4.65% in the third quarter and 5.42% for the first nine months of 1995.

                      Depreciation and amortization expense increased $32,629 from $174,943 in the third quarter of 1994 to $207,572 in the same period in 1995 and increased $64,850 from $546,484 for the first nine months of 1994 to $611,334 for the same period in 1995. The increase is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick, partially offset by the discontinuance of depreciation expense of the investment in St. Mary's Market, which became fully depreciated in 1994.

                      Losses incurred during the third quarter at the Registrant's three properties amounted to $135,000, compared to loss of approximately $172,000 for the same period in 1994. For the first nine months of 1995 the Registrant's three properties recognized a loss of $374,000 compared to approximately $406,000 for the same period in 1994.

                      In the third quarter of 1995, Registrant recognized a loss of $48,000 at the Radisson Redick Hotel including $134,000 of depreciation expense, compared to a loss of $90,000 in the third quarter of 1994, including $98,000 of depreciation expense. The loss from the third quarter of 1994 to the third quarter of 1995 decreased by approximately $42,000 due to an increase in rooms revenue of $98,000, a decrease in interest expense of $42,000, partially offset by a increase in operations expense of $62,000 and an increase in depreciation and amortization of $36,000. The increase in rooms revenue is the result of an increase in average room rates ($93.12 to $96.19) partially offset by a decrease in occupancy (70.1% to 69.6%). The decrease in interest expense is the result of a decrease in the interest rate from 7.75% to a variable rate which averaged approximately 4.65% in the third quarter of 1995. Operations expense increased due to an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel. Depreciation and amortization increased due to the amortization of loan fees incurred in connection with the refinancing of bonds. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the third quarter of 1995.

                      For the first nine months of 1995, Registrant recognized a loss of $190,000 at the Radisson Redick Hotel including $391,000 of depreciation expense compared to a loss of $147,000 for the same period in 1994, including depreciation expense of $295,000. The first nine months of 1994 included $172,000 in other income which was the result of the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant in the second quarter of 1994 to fund shortfalls in debt service. Excluding such income, losses from the first nine months of 1994 to the first nine months of 1995 decreased by approximately $129,000 due to an increase in rooms revenue of $129,000 and a decrease in interest expense of $101,000 partially offset by an increase in operations expense of $5,000 and an increase in depreciation and amortization of $96,000. The increase in rooms revenue is the result of an increase in average room rates ($90.01 to $95.17) partially offset by a decrease in occupancy (73.8% to 73.2%). The decrease in interest expense is the result of a decrease in the interest rate from 7.75% to a variable rate which averaged approximately 5.42% for the first nine months of 1995. Operations expense increased due to an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel partially offset by a decrease in professional fees incurred. Depreciation and amortization increased due to the amortization of loan fees incurred in connection with the refinancing of bonds.

                      In the third quarter of 1995, Registrant incurred a loss of $67,000 at the St. Mary's Market, including $59,000 of depreciation expense, compared to a loss of $56,000 including $59,000 of depreciation expense in the second quarter of 1994. The increased loss is the result of an increase in certain operating expenses such as wages, parking and corporate apartment rentals. Operating expenses also increased due to the recarpeting of several units in 1995. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the third quarter.

                      For the first nine months of 1995, Registrant incurred a loss of $146,000 at St. Mary's Market, including $177,000 of depreciation expense, compared to a loss of $212,000 for the first nine months of 1994, including depreciation expense of $190,000. The first nine months of 1994 loss included a non-recurring payment of an $80,000 developer's fee referred to previously in Item 2, section 3. Excluding such expense, the operating loss increased by approximately $14,000. The increased loss is the result of an increase in operating expense of $78,000 partially offset by an increase of rental income of $51,000, and a decrease in depreciation and amortization of $13,000. Rental income increased due to an increase in corporate apartment rentals partially offset by a lower average occupancy in the non-corporate apartment rentals. Operating expenses increased due a corresponding increase in corporate apartments expense and also due to the recarpeting of several units in 1995. Depreciation decreased due to the fact that all personal property became fully depreciated early in 1994.

                      In the third quarter of 1995, Registrant incurred a loss of $20,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $27,000 including $14,000 of depreciation expense in the third quarter of 1994. The decreased loss is the result of a decrease in real estate taxes. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the third quarter.

                      For the first nine months of 1995, Registrant incurred a loss of $38,000 at the Lofts at Red Hill, including $43,000 of depreciation expense compared to a loss of $48,000 for the first nine months of 1994 including depreciation expense of $43,000. The decreased loss is the result of a decrease in commissions and real estate taxes of $10,000.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                     Assets

                                                   September 30,   December 31,
                                                       1995            1994
                                                   ------------    ------------
                                                    (Unaudited)
Rental properties, at cost:
    Land                                           $  1,133,669    $  1,133,669
    Buildings and improvements                       17,022,585      17,021,595
    Furniture and fixtures                            1,307,849       1,247,957
                                                   ------------    ------------

                                                     19,464,103      19,403,221
    Less - Accumulated depreciation                  (6,334,402)     (5,814,124)
                                                   ------------    ------------

                                                     13,129,701      13,589,097

Cash and cash equivalents                                30,632          84,643
Restricted cash                                         255,157         248,546
Accounts and notes receivable                           116,714          75,635
Other assets (net of amortization of
$156,666 and $65,610 at September 30,
1995 and December 31, 1994,
respectively)                                           202,200          38,016
                                                   ------------    ------------

         Total                                     $ 13,734,404    $ 14,035,937
                                                   ============    ============

                Liabilities and Partners' Equity
Liabilities:
    Debt obligations                               $ 10,443,865    $ 10,301,560
    Accounts payable:
       Trade                                            274,059         214,785
       Related parties                                   22,184          12,966
       Taxes                                             29,655          43,097
    Interest payable                                      3,325          38,781
    Accrued liabilities                                  71,098          90,812
    Tenant security deposits                             78,138          74,915
                                                   ------------    ------------

         Total liabilities                           10,922,324      10,776,916
                                                   ------------    ------------

Partners' equity                                      2,812,080       3,259,021
                                                   ------------    ------------

         Total                                     $ 13,734,404    $ 14,035,937
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                              Three months                  Nine months
                           ended September 30,           ended September 30,
                           1995           1994           1995           1994
                       -----------    -----------    -----------    -----------

Revenues:
   Rental income       $   279,870    $   281,355    $   913,505    $   862,172
   Hotel income            699,380        601,645      1,956,144      1,826,880
   Other income                -0-            -0-            -0-        172,349
   Interest income             537            353          1,421          1,881
                       -----------    -----------    -----------    -----------

     Total revenues        979,787        883,353      2,871,070      2,863,282
                       -----------    -----------    -----------    -----------

Costs and expenses:
   Rental operations       183,823        180,083        546,330        557,523
   Hotel operations        538,897        476,524      1,507,122      1,502,230
   General and
      administrative        24,190         31,153         73,163        199,219
   Interest                185,261        227,058        580,062        681,173
   Depreciation and
      amortization         207,572        174,943        611,334        546,484
                       -----------    -----------    -----------    -----------

     Total costs and
        expenses         1,139,743      1,089,761      3,318,011      3,486,629
                       -----------    -----------    -----------    -----------

Net loss               $  (159,956)   $  (206,408)   $  (446,941)   $  (623,347)
                       ===========    ===========    ===========    ===========

Net loss per limited
   partnership unit    $    (14.21)   $    (18.34)   $    (39.71)   $    (55.39)
                       ===========    ===========    ===========    ===========




 The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)
                                                            Nine months ended
                                                              September 30,
                                                            1995         1994
                                                         ----------   ---------
Cash flows from operating activities:
   Net loss                                              $(446,941)   $(623,347)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
   Depreciation and amortization                           611,334      546,484
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash                 (6,611)     210,347
     Increase in accounts receivable                       (41,079)     (47,191)
     (Increase) decrease in other assets                  (255,240)      70,423
     Increase (decrease) in accounts payable -
       trade                                                59,274      (56,080)
     Increase (decrease) in accounts payable -
       related parties                                       9,218       (7,409)
     Decrease in accounts payable - taxes                  (13,442)     (18,497)
     Decrease in interest payable                          (35,456)          (2)
     Decrease in accrued liabilities                       (19,714)     (11,259)
     Increase (decrease) in tenant security deposits         3,223      (11,128)
                                                         ---------    ---------

     Net cash (used in) provided by
       operating activities:                              (135,434)      52,341
                                                         ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                    (60,882)     (95,685)
                                                         ---------    ---------

     Net cash used in investing activities:                (60,882)     (95,685)
                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds from debt financings                           221,555       58,875
   Principal payments                                      (79,250)     (16,137)
                                                         ---------    ---------

     Net cash provided by (used in)
       financing activities:                               142,305      (42,738)
                                                         ---------    ---------

(Decrease) increase in cash and cash equivalents           (54,011)        (606)

Cash and cash equivalents at beginning of period            84,643       90,544
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  30,632    $  89,938
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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                (b)   Reports on Form 8-K:

                      No reports were filed on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 7, 1995          DIVERSIFIED HISTORIC INVESTORS V
       ----------------

                                 By: Dover Historic Advisors V, General Partner

                                     By: DHP, Inc., Partner



                                             By:      /s/ Donna M. Zanghi
                                                      DONNA M. ZANGHI,
                                                      Secretary and Treasurer