Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1996-05-06
CIK 818669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1995
                          ------------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to
                               ------------------------    ---------------------
Commission file                     33-15597
                ----------------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS V
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                        23-2479468
- -------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

              SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA 19102
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:      11,142 Units
                                                            --------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes  X  No
                                                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the Registrant:
Not Applicable*
- ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.           Business

                  a.     General Development of Business

                         Diversified  Historic  Investors V ("Registrant")  is a
limited partnership formed in 1987 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 11,142 units of limited partnership interest (the "Units").

                         Registrant  is currently  in its  operating  stage.  It
currently owns three properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         The following is a summary of significant  transactions
involving the Registrant's interests:

                         On  February  9,  1995 the  Registrant  refinanced  the
outstanding bonds on the Radisson Redick. The refinancing changed the interest rate from 7.75% to a variable rate, giving due regard to prevailing financial market conditions, which in no event shall exceed 7.75%. The change to a variable rate has resulted in lower interest expense and additional cash flow. The additional cash flow will be utilized primarily to fund the note payable relating to the refinancing (see below) and ongoing operations. See Item 2. Results of Operations. In connection with the refinancing, the Registrant incurred approximately $250,000 of loan costs which were capitalized and are being amortized over the remaining term of the bonds. The loan costs were financed with a note payable which bears interest at 13% and is payable in twenty-one equal monthly installments of $10,550.24 of principal plus interest commencing March 1, 1995.

                  b.     Financial Information about Industry Segments

                         The Registrant operates in one industry segment.

                  c.     Narrative Description of the Business

                         Registrant  is in the business of  operating,  holding,
selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the investment tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

                         Since the  Registrant's  inception,  all the properties
acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. Two properties have been held for rental operations and one for hotel operations. At this time it is anticipated that all the properties will continue to be held for these purposes. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                         As  of  December  31,  1995,   Registrant   owns  three
properties  (or  interests  therein),  located in Nebraska  (one),  Pennsylvania
(one), and Louisiana (one). The Properties contain 89 hotel rooms, 126 apartment units and approximately 8,550 square feet ("sf") of commercial space. As of December 31, 1995, 122 of the apartment units were under lease at monthly rental rates ranging from $400 to $1,200 and 1,050 sf of commercial space were under lease at an annual rental of $5.71 per sf. Rental of the apartment units and commercial space is not expected to be seasonal. However the hotel does experience seasonal changes, with the busiest months being August and November and the slowest months being January and July. For a further discussion of the Properties, see Item 2, Properties.

                         The  Registrant  is  affected  by  and  subject  to the
general competitive conditions of the residential, commercial and hotel real estate industries. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's residential and commercial properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential and commercial properties currently owned by the Registrant are located in New Orleans and a suburb of Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitors in these market are organizations which own similar residential and commercial buildings. In these areas, the apartment and commercial markets remain stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base. The hotel is located in downtown Omaha, Nebraska and relies heavily on business travelers to the city. It recently began an aggressive marketing campaign intended to attract tourists to the hotel by offering weekend packages. The main competition to the hotel comes from other chain hotels in the area, especially hotels located closer to the airport.

                         Registrant  has no employees.  Registrant's  activities
are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                  d. Financial Information About Foreign and Domestic Operations and Export Sales.

                         See  Item 8,  Financial  Statements  and  Supplementary
Data.


Item 2.           Properties

                  As of the date hereof, Registrant owned three Properties, or interests therein. A summary description of each property held at December 31, 1995 is given below.

                  a. Radisson Redick Hotel is an historically-certified building located at 1504 Harney Street, Omaha, Nebraska. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property has been rehabilitated as an 89-room hotel. Additionally, the property has a restaurant with a seating capacity for 160, 3,500 sf. of meeting/banquet space, 1,650 sf. of commercial space, and 45,510 sf. of garage space (119 covered spaces). The acquisition and rehabilitation price of this property was approximately $9,500,000 ($71 per sf), financed in part by industrial revenue bonds from the City of Omaha of $6,500,000 (principal balance at December 31, 1995 of $6,005,000). On February 9, 1995, the Registrant refinanced the outstanding bonds which lowered the interest rate from 7.75% to a variable rate, giving due regard to prevailing financial market conditions, but in no event shall the variable rate exceed 7.75%. The interest rate averaged 4.92% during 1995. Payments of interest only are due on the bonds monthly beginning March 2, 1995 with the entire principal balance due on November 1, 1996. The property is managed by an independent hotel management firm. Nightly room rates for the hotel range from $88.87 to $123.79, and the annual rental rate for the 1,050 sf of leased commercial space is $5.71 per sf. Average occupancy was 83% in 1995 at an average room rate of $94.24. The occupancy for the previous four years has been 71.9% for 1994, 72.6% for 1993, 70.6% for 1992 and 68.7% for 1991. The
average room rates have been $90.84 for 1994, $79.66 for 1993, $75.36 for 1992 and $76.33 for 1991. The range for annual rents for commercial space has been $5.71 for 1994, $3.60 for 1993, $6 per sf for 1992 and $7 to $9 per sf for 1991.
The one tenant who occupies the commercial space operates principally as a retail store. For tax purposes, this property has a federal tax basis of $9,796,629 and is depreciated using the straight-line method with a useful life of 31.5 years. The annual real estate taxes are $107,139 which is based on an assessed value of $3,818,100 taxed at a rate of $2.80608 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                  b. The Lofts at Red Hill is an historically-certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per sf). The property is managed by BCMI. As of December 31, 1995, 19 apartment units were under lease (90%) at monthly rental rates ranging from $400 to $695. All leases are renewable, one-year leases. The occupancy for the previous four years was 85% for 1994, 81% for 1993, 76% for 1992 and 76% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $1,359,771 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $28,551 which is based on an assessed value of $91,100 taxed at a rate of $31.35 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                  c. St. Mary's Market is an historically-certified, four-story building located at 345 St. Joseph Street, New Orleans, Louisiana. The property has been rehabilitated as an 105-unit residential complex. Additionally, the Property has 6,900 sf of commercial space. In December 1987, Registrant was admitted with a 95% general partner interest, to St. Mary's Market ("SMM"), a

Louisiana  general  partnership  for a  cash  contribution  of  $3,450,000.  The
Louisiana general partnership acquired and rehabilitated the Property for $7,638,000 ($89 per sf), funded by the equity contribution and a mortgage payable of $4,387,900 (principal balance at December 31, 1995 of $4,273,711). The note bears interest at 10.25% and is payable in monthly payments of principal (based on a 40-year amortization) and interest of $38,516 with the entire balance due on July 1, 2029. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner in SMM. As of December 31, 1995, 103 of the units were under lease (98%) at monthly rental rates of $550 to $1,200. All leases are renewable, one year leases. The occupancy for the previous four years was 95% for 1994, 88% for 1993, 83% for 1992 and 92% for 1991. The monthly rental range has been approximately the same since 1991. None of the commercial space has ever been leased. For tax purposes, this property has a federal tax basis of $5,068,133 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,011 which is based on an assessed value of $162,810 taxed at a rate of $17.82 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.           Legal Proceedings

                  a. To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceeding.

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that
45.66 units were sold or exchanged of record in 1995.

                  b. As of December 31, 1995, there were 1,342 record holders of Units.

                  c. Registrant did not declare any cash dividends in 1995 or 1994.

Item 6.           Selected Financial Data

                  The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                     1995              1994             1993              1992              1991
                                     ----              ----             ----              ----              ----
Rental income                   $  1,205,122      $ 1,162,137      $ 1,093,652       $  1,004,545       $ 1,674,509
Hotel income *                     2,548,434        2,394,517        2,307,827          2,343,499           205,629
Interest income                        4,576            3,218            8,716             73,686            27,945
Net loss                            (712,598)        (827,606)        (808,627)        (1,262,935)         (910,147)
Net loss per Unit                     (63.32)          (73.54)          (71.85)           (112.22)           (73.52)
Total assets (net of
depreciation and
amortization)                     13,517,285       14,035,936       14,927,634         15,636,149        16,802,199
Debt obligations                  10,436,965       10,366,177       10,322,192         10,342,288        10,358,967

* Included in rental income in 1991 are ten months of lease payments received by the Registrant pursuant to a net lease with the hotel developer/operator. In November 1991, Registrant terminated the lease. From that time forward, all revenues from the hotel are included in hotel income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  (1) Liquidity

                         As  of  December  31,  1995,  Registrant  had  cash  of
$40,854. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                         As of December 31, 1995, Registrant had restricted cash
of $241,236 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                         During  the  first   quarter  of  1994,   approximately
$255,000 of restricted cash held by St. Mary's Market was released of which $80,000 was paid to the Registrant's co-general partner as a developer's fee and $175,000 was distributed to the Registrant. These funds had been held as restricted cash pursuant to the general partnership agreement of St. Mary's Market General Partnership, which required that the funds be held until December 31, 1993 and then be paid to the general partners. The method to be used to determine the amounts paid to each party was based upon the property's historic operating results and was described in an ambiguous manner. A dispute arose between the Registrant and the co-general partner as to the allocation of these funds, but was ultimately resolved by negotiations between the parties.

                         During  the  second  quarter  of 1994,  the  Registrant
utilized cash reserves of $172,349, which had been initially deposited by the developer, on behalf of the Registrant, to fund shortfalls in debt service at the Radisson Redick.

                  (2)    Capital Resources

                         Due to the recent  rehabilitations  of the  properties,
any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. However, as part of the determination of the best ultimate use for the commercial space at St. Mary's Market, the Registrant will need to identify the source of financing for the necessary fit-up costs Such costs have not been identified or committed to, and sources of financing for such costs have not been identified as of the date hereof. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

                         The Registrant  will seek to refinance the  outstanding
Radisson Redick Bonds which are scheduled to mature on November 1, 1996. There can be no assurances that such financing will be available and, if not, the property will be marketed for sale.

                  (3)    Results of Operations

                         During 1995, Registrant incurred a net loss of $712,598
($63.32 per limited partnership unit) compared to a net loss of $827,606 ($73.54 per limited partnership unit) in 1994 and a net loss of $808,627 ($71.85 per limited partnership unit) in 1993.

                         Rental  and  hotel  income   combined   increased  from
$3,401,479 in 1993 to  $3,556,654  in 1994 to  $3,753,556 in 1995.  The increase from 1994 to 1995 is the result of an increase of $43,000 in rental income and an increase of $154,000 in hotel income. The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. Rental income also increased due to higher average occupancy at the Lofts at Red Hill (85% to 87%). The increase in hotel income is the result of an increase in average room rates ($90.84 to $94.24) and an increase in occupancy (71.9% to 83%). The increase from 1993 to 1994 is the result of an increase of $68,000 in rental income and an increase of $87,000 in hotel income. The increase in rental income was mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. The increase in hotel income was the result of an increase in average room rates ($79.66 to $90.84) while occupancy remained stable.

                         Other income  increased  from $0 in 1993 to $172,349 in
1994 and decreased to $0 in 1995. The increase from 1993 to 1994 is related to the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant, in the second quarter of 1994, to fund shortfalls in debt service at the Radisson Redick. No reserves were used in 1995.

                         Expense for rental  operations  increased from $472,760
in 1993 to $736,861 in 1994 to $746,877 in 1995. The expense for 1994 included a non-recurring  payment  of  an  $80,000  developer's  fee  referred  to  in  the
"liquidity" section above. Excluding such expense, expenses for rental operations from 1994 to 1995 increased by approximately $90,000. The increase from 1994 to 1995 is due to an increase in operating expenses at St. Mary's

Market primarily corporate apartments and maintenance expense. Corporate apartments expense increased corresponding to the increase in occupancy. Maintenance expense increased due to the recarpeting of many units at the building and the repair of a deck. The increase from 1993 to 1994 is due to higher operating expenses at both St. Mary's Market and Lofts at Red Hill including corporate apartments expense, maintenance, commissions, salaries and payment of the developer's fee of $80,000 described in the "liquidity" section above. Hotel operations expense increased from $1,917,921 in 1993 to $2,005,783 in 1994 and to $2,036,995 in 1995. The increase from 1993 to 1994 is the result of an increase in expenses related to promotional specials, management and royalty fees, legal fees, and wages and salaries.

                         General  and  administrative  expenses  increased  from
$99,935 in 1993 to  $234,465  in 1994 and  decreased  to  $96,000  in 1995.  The increase from 1993 to 1994 and the decrease from 1994 to 1995 are due to additional administrative fees charged to the Registrant in the first and second quarters of 1994 relating to the negotiations at St. Mary's Market described in the "liquidity" section above.

                         Interest  expense  decreased  from  $912,468 in 1993 to
$906,096 in 1994 and to $765,349 in 1995.  The decrease from 1994 to 1995 is the result of the refinancing of the bonds at the Radisson Redick which lowered the interest rate from 7.75% to a variable rate which averaged 4.92% in 1995 partially offset by interest expense on the note payable used to finance the loan costs.

                         Depreciation  and amortization  expense  decreased from
$816,038  in 1993 to  $724,379 in 1994 and  increased  to $825,509 in 1995.  The increase from 1994 to 1995 is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick. The decreased expense from 1993 to 1994 is due to the fact that all personal property at the St. Mary's Market became fully depreciated early in 1994.

                         Registrant earned $8,716, $3,218 and $4,576 of interest
income during the years 1995, 1994 and 1993, respectively.

                         Of  the  total  1995  loss,  a  loss  of  approximately
$603,000 was incurred at the Registrant's three properties compared to a loss of approximately $575,000 in 1994 and a loss of approximately $676,000 in 1993. A discussion of property operations/activities follows.

                         In 1995,  Registrant incurred a loss of $341,000 at the
Radisson Redick Hotel including $525,000 of depreciation expense, compared to a loss of $249,000 including $393,000 of depreciation expense in 1994 and a loss of $465,000, including $386,000 of depreciation expense in 1993. The increased loss from 1994 to 1995 is due to a decrease in other income and an increase in amortization expense partially offset by an increase in rooms revenue and a decrease in interest. The decrease in other income is the result of the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant in 1994 to fund shortfalls in debt service. Amortization increased due to the amortization of loan fees incurred in connection with the refinancing of the bonds. Rooms revenue increased due to an increase in average room rates ($90.84 to $94.24) and an increase in the occupancy (71.9% to 83%). The decrease in interest expense is the result of a decrease in the interest rate from 7.75% to a variable rate which averaged approximately 4.92% during 1995 partially offset by interest expense on the note payable used to finance the loan costs. The decreased loss from 1993 to 1994 is primarily the result of an increase in other income of $172,000 and a $134,000 increase in hotel income offset by an increase in operating expenses of $90,000. The increase in other income is the result of the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant in 1994 to fund shortfalls in debt service. Hotel income increased mainly due to an increase in average room rates ($79.66 to $90.84) while occupancy remained constant. Room rates increased due to various promotional specials the hotel instituted during 1994. The increase in operating expenses is the result of an increase in expenses related to promotional specials, management and royalty fees, and wages and salaries.

                         In 1995,  Registrant incurred a loss of $206,000 at the
St. Mary's Market, including $242,000 of depreciation expense, compared to a loss of $268,000 including $255,000 of depreciation expense, in 1994 and a loss of $169,000 including $332,000 of depreciation expense in 1993. The decreased loss from 1994 to 1995 is due to the payment of the developer's fee of $80,000 in 1994 as described in the "liquidity" section and an increase in rental income partially offset by an increase in operating expenses at St. Mary's Market such as corporate apartments expense and maintenance. The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. Corporate apartments expense increased corresponding to the increase in occupancy. Maintenance expense increased due to the recarpeting of many units at the building and the repair of a deck. The increased loss from 1993 to 1994 is due to an increase in operating expenses of $251,000 combined with the payment of the developer's fee of $80,000, as described in the "liquidity" section, and an audit adjustment in 1993 (see below) offset by an increase in rental income of $75,000 and a $77,000 decrease in depreciation expense. Rental income and operating expenses increased due to an increase in corporate apartment rentals and a corresponding increase in the expenses related to such rentals. Repairs and maintenance expense was higher-than-usual due to the replacement of carpeting in several of the units. Depreciation expense decreased due to the fact that all personal property became fully depreciated early in 1994. The 1993 loss also includes expense adjustments of $90,000 which resulted from the audit of 1992 by independent Certified Public Accountants issued subsequent to Registrant's filing of its 1992 annual report on Form 10-K. While the charges decreased the loss by $90,000, they had no effect on cash flow. Registrant anticipates that operating results in 1996 will be similar to those experienced in 1995.

                         In 1995,  Registrant  incurred a loss of $56,000 at the
Lofts at Red Hill including $58,000 of depreciation expense, compared to a loss of $58,000, including $58,000 of depreciation expense in 1994 and a loss of $42,000, including $58,000 of depreciation expense in 1993. The decrease in the loss from 1994 to 1995 is the result of an increase in rental income. Rental income increased due to higher average occupancy at the Lofts at Red Hill (85% to 87%). The increase in the loss from 1993 to 1994 is the result of an increase in operating expenses such as commissions and real estate taxes of $10,000 combined with a decrease in rental income of $6,000. Registrant anticipates that operating results in 1996 will be similar to those experienced in 1995.

Item 8.                  Financial Statement and Supplementary Data

                         Registrant is not required to furnish the supplementary
financial information referred to in Item 302 of Regulations S-K.

                          Independent Auditor's Report


To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of St. Mary's Market Partnership, which statements reflect total assets of $5,224,495 and $5,470,761 as of December 31, 1995 and 1994, respectively, and total revenues of $1,110,879 and $1,072,565, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for St. Mary's Market Partnership is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. These standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 1995 and 1994, and the results of their operations and their cash flow for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 8, 1996

To the Partners
of St.Mary's Market Partnership
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheet of HUD Project No. 064-35265 of the St. Mary's Market Partnership), as of December 31, 1995, and the related consolidated statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller of the United States. Those standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Mary's Market Partnership, HUD Project No. 064-35265 as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 6, 1996, on our consideration of St. Mary's Market Partnership's internal control structure and reports dated February 6, 1996, on its compliance with specific requirements to major HUD programs.

Our audits was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 18 to 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Pailet, Meunier and LeBlanc, L.L.P
Metairie, Loiusiana
February 6, 1996

                        DIVERSIFIED HISTORIC INVESTORS V
                        ---------------------------------
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------


Consolidated financial statements:                                       Page
                                                                         ----

     Consolidated Balance Sheets at December 31, 1995 and 1994            14

     Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1994, and 1993                                   15

     Consolidated Statements of Changes in Partners' Equity for the
      Years Ended  December 31, 1995, 1994, and 1993                      16

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1995, 1994, and 1993                                   17

     Notes to consolidated financial statements                           18-22

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation               24

     Notes to Schedule XI                                                 25










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 1995 and 1994

                                     Assets
                                     ------
                                                 1995                 1994
                                              -----------         -----------
Rental properties at cost:
     Land                                     $ 1,133,669         $ 1,133,669
     Buildings and improvements                17,022,586          17,021,595
     Furniture and fixtures                     1,351,367           1,247,957
                                               ----------         -----------

                                               19,507,622          19,403,221
     Less - accumulated depreciation           (6,514,441)         (5,814,124)
                                               ----------          ----------
                                               12,993,181          13,589,097

Cash and cash equivalents                          40,854              84,643
Restricted cash                                   241,236             248,546
Accounts and notes receivable                      87,647              75,635
Other assets (net of amortization
 of $190,812 and $65,610, respectively)           154,367              38,016
                                               ----------          ----------

                  Total                       $13,517,285         $14,035,937
                                              ===========          ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
     Debt obligations                         $10,436,965          $10,301,560
     Accounts payable:
          Trade                                   328,107              214,785
          Related parties                          13,426               12,966
          Taxes                                    40,324               43,097
     Interest payable                               6,877               38,781
     Accrued liabilities                           73,007               90,812
     Tenant security deposits                      72,156               74,915
                                              -----------          -----------

                  Total liabilities            10,970,862           10,776,916
                                              -----------          -----------

Partners' equity                                2,546,423            3,259,021
                                              -----------          -----------

                  Total                       $13,517,285          $14,035,937
                                              ===========          ===========

   The accompanying notes are an intregal part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                           1995          1994          1993
                                       -----------   -----------   -----------

Revenues:
     Rental income                     $ 1,205,122   $ 1,162,137   $ 1,093,652
     Hotel income                        2,548,434     2,442,274     2,307,827
     Interest income                         4,576         3,218         8,716
     Other income                                0       172,349             0
                                        ----------    -----------    ----------

           Total revenues                3,758,132     3,779,978     3,410,195
                                        ----------    -----------   ----------

Costs and expenses:
     Rental operations                     746,877       736,861       472,460
     Hotel operations                    2,036,995     2,005,783     1,917,921
     General and administrative             96,000       234,465        99,935
     Interest                              765,349       906,096       912,468
     Depreciation and amortization         825,509       724,379       816,038
                                        ----------    ----------    ----------

           Total costs and expenses      4,470,730     4,607,584     4,218,822
                                        ----------    ----------    ----------

Net loss                              ($   712,598) ($   827,606) ($   808,627)
                                        ==========    ==========    ==========

Net loss per limited partnership unit ($    63.32)  ($     73.54) ($    $71.85)
                                        ==========    ==========    ==========










   The accompanying notes are an intregal part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                             (a limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             ------------------------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993



                                            Dover
                                           Historic      Limited
                                         Advisors V (1)  Partners (2)   Total
                                         -------------- ------------- ---------

Percentage participation in profit or loss      1%           99%         100%
                                                ==           ===         ====

Balance at December 31, 1992                (120,201)    5,015,455    4,895,254
Net loss                                      (8,086)     (800,541)    (808,627)
                                            --------    ----------   ----------

Balance at December 31, 1993                (128,287)    4,214,914    4,086,627
Net loss                                      (8,276)     (819,330)    (827,606)
                                            --------    ----------   ----------

Balance at December 31, 1994                (136,563)    3,395,584    3,259,021
Net loss                                      (7,126)     (705,472)    (712,598)
                                            --------    ----------   ----------

Balance at December 31, 1995              ($ 143,689)  $ 2,690,112  $ 2,546,423
                                            ========    ==========   ==========



(1)      General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 1995, 1994, and 1993.









   The accompanying notes are an integral part of these financial statements.

                                             DIVERSIFIED HISTORIC INVESTORS V
                                             --------------------------------
                                                  (a limited partnership)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -------------------------------------

                                   For the Years Ended December 31, 1995, 1994 and 1993
                                                                         1995                  1994                  1993
                                                                     ------------          ------------          -----------
Cash flows from operating activities:
     Net loss                                                        ($  712,598)          (  $827,606)          ($  808,627)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
Depreciation and amortization                                            825,509               724,379               816,038
Changes in assets and liabilities:
     Decrease (increase) in restricted cash                                7,310               170,869               (28,987)
     (Increase) decrease in accounts and notes receivable                (12,012)                6,430                 6,181
     (Increase) decrease in other assets                                (241,543)               56,965               (22,147)
     Increase (decrease) in accounts payable - trade                     113,322               (83,161)              109,882
     Increase (decrease) in accounts payable - related
     parties                                                                 460               (25,640)              (17,535)
     (Decrease) increase in accounts payable-taxes                        (2,773)                  899                 7,390
     (Decrease) increase in interest payable                             (31,904)                   (2)                1,735
     (Decrease) increase in accrued liabilities                          (17,805)               76,375                 5,518
     (Decrease) increase in tenant security deposits                      (2,759)              (11,932)               13,218
                                                                      ----------          ------------           -----------
           Net cash (used in) provided by operating
           activities                                                    (74,793)               87,576                82,666
                                                                      ----------           -----------           -----------
Cash flows from investing activities:
     Capital expenditures                                               (104,401)              (72,847)              (30,539)
                                                                      ----------           -----------           -----------
           Net cash used in investing activities                        (104,401)              (72,847)              (30,539)
                                                                      ----------           -----------           -----------
Cash flows from financing activities:
     Borrowings under debt obligations                                   221,555                     0                     0
     Repayments of debt financing                                        (86,150)              (20,632)               20,096)
                                                                      ----------           -----------           -----------
           Net cash provided by (used in) financing                      135,405               (20,632)              (20,096)
     activities                                                       ----------           -----------           -----------

(Decrease) increase in cash and cash equivalents                         (43,789)               (5,901)               32,031
Cash and cash equivalents at beginning of year                            84,643                90,544                58,513
                                                                      ----------           -----------           -----------
Cash and cash equivalents at end of year                             $    40,854          $     84,643          $     90,544
                                                                      ==========           ===========           ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for interest                          $   758,473          $    905,095           $   910,733






                              The accompanying notes are an intregal part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - ORGANIZATION

Diversified Historic Investors V (the "Partnership") is a Pennsylvania limited partnership formed in July 1987 to acquire, rehabilitate, renovate, manage, operate, hold, sell, exchange, and otherwise deal in and with real properties containing improvements which are certified historic structures, as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation of such, and to engage in any and all activities related or incidental thereto. Any rehabilitations undertaken by the Partnership are done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code.

The General Partner of the Partnership, Dover Historic Advisors V (a general partnership), whose partners are DHP, Inc., (a Pennsylvania corporation, formerly Dover Historic Properties, Inc., ) and Gerald Katzoff, has the exclusive responsibility for all aspects of the Partnership's operations.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.       Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and a subsidiary partnership (the "Venture"), in which the Partnership has a 95% equity interest, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General partner, are necessary for a fair statement of the results for those years.

2.       Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.       Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 1995, 1994, and 1993).

4.       Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of the partners; accordingly, no provision has been made for income taxes in these financial statements.

5.                Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

6.                Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

7.                Other Income

Other income is comprised of the utilization of cash reserves, which had initially been deposited by the developer, on behalf of the Partnership, to fund shortfalls in debt service at Radisson Redick.

8.                Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

9.                Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees were deferred and are being amortized over the term of the related loans.

10.               Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

11.      New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - PARTNERSHIP AGREEMENT

1.       Capital Contributions

The Partnership offered investors limited partnership units at $1,000 per unit; the minimum purchase per investor was three units. A total of 11,142 limited partnership units were sold. After payment of costs of issuance as provided for in the Agreement and the withdrawal of the initial limited partner, initial Partnership capital was $9,722,760 from limited partners and $9,900 from the General Partner.

2.       Distributions from Operations

The Agreement provides that, beginning with the date of the admission of the additional limited partners, all distributable cash from operations (as defined) will be distributed 99% to the limited partners and 1% to the General Partner. The General Partner also receives an incentive management fee equal to 4% of available cash (as defined).

All distributable cash from sales or dispositions (as defined) will be distributed to the limited partners equal to their adjusted invested capital (as defined) plus an amount equal to the sum of the greater of an 8.5% cumulative, non-compounded annual return on the average after-credit invested capital (as defined), less amounts previously distributed (as defined); thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 15% to the General Partner and 85% to the limited partners.



3.       Allocation of Net Income and Net Losses from Operations

Net income and net loss (as defined) will be allocated 99% to the limited partners and 1% to the General Partner with certain exceptions as defined in the Agreement.

The Agreement provides that the fiscal year of the Partnership will be the calendar year and that the partnership shall continue until December 31, 2037, unless sooner terminated upon the occurrence of certain events.

NOTE D - ACQUISITIONS

The Partnership acquired two properties and one general partnership interest in a Venture during December 1987, as discussed below.

The Partnership purchased a four-story building located in Pennsylvania for an acquisition and rehabilitation price of $1,325,000.

The Partnership purchased an 89-room hotel located in Nebraska. The acquisition and rehabilitation price of this property was $9,500,000.

The Partnership was admitted, with a 95% general partner interest, to a Pennsylvania limited partnership which owns a building located in Louisiana consisting of 105 units and 6,900 square feet of commercial space, for a cash contribution of $3,450,000.

NOTE E- DEBT OBLIGATIONS

Debt obligations consist of the following:
                                                             December 31,
                                                       ------------------------
                                                          1995          1994
                                                       ----------   -----------

Variable rate insured Industrial Development Bonds    $ 6,005,000  $  6,005,000
due November 1, 1996. Interest payments are due semi-annually. The bonds are collateralized by the the related property. (A)

Note payable, interest at 13%; principal and interest     158,254             0
due monthly; principal due December 1, 1996.

Mortgage payable, insured and regulated by the
Secretary of Housing and Urban Development (HUD)
under the National Housing Act; interest at 10.25%;
payable in monthly principal and interest installments
of $38,516.                                             4,273,711     4,296,560
                                                      -----------    ----------
                                                      $10,436,965   $10,301,560
                                                      ===========    ==========

(A) On February 9, 1995 the bonds were refinanced, changing the interest rate from 7.75% to a variable rate which shall not exceed 7.75%. Interest payments are due monthly beginning March 2, 1995.

Annual principal payments of debt obligations are as follows:

                                      Year Ending
                                      December 31,
                                      ------------

                                       1996                $  6,188,557
                                       1997                      28,023
                                       1998                      31,034
                                       1999                      34,369
                                       2000                      38,062
                                       Thereafter             4,116,920
                                                            -----------
                                                           $ 10,436,965
                                                            ===========

NOTE F - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                            For the Years Ended December 31,
                                       ----------------------------------------
                                           1995           1994          1993
                                       -----------    -----------   -----------
Net loss - book                      ($    712,598) ($    827,606)($    808,627)
Excess of book over tax depreciation        57,160         30,091        78,417
Minority interest - tax only                 7,881          7,380        11,010
Audit adjustments                             (238)        73,911      (180,657)
                                       -----------    -----------   -----------
Net loss - tax                       ($    647,795) ($    716,224)($    899,857)
                                       ===========    ===========   ===========

Partners' equity - book               $  2,546,423   $  3,259,021  $  4,086,627
Costs of issuance                        1,419,240      1,419,240     1,419,240
Cumulative book over tax loss              971,163        906,360       794,978
Facade easement donation (tax only)       (612,750)      (612,750)     (612,750)
                                       -----------    -----------   -----------
Partners' equity - tax                $  4,324,076   $  4,971,871  $  5,688,095
                                       ===========    ===========   ===========

                            SUPPLEMENTAL INFORMATION



                                                     DIVERSIFIED HISTORIC INVESTORS V
                                                     --------------------------------
                                                           (a limited partnership)


                                          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1995


                                                               Costs
                                                            Capitalized
                                                             Subsequent                 Gross Amount at which Carried at
                           Initial Cost to Partnership     to Acquisition                      December 31, 1995
                           ---------------------------     --------------                      -----------------


                                               Buildings                        Buildings
                                                  and                              and                Accumulated Date of    Date
Description (a)         Encumbrances (f) Land Improvements Improvements  Land Improvements Total(c)(d)Depr.(d)(e) Constr(a) Acquired
- ---------------         ------------ --- ---- ------------ ------------  ---- ------------ ---------- ----------- --------  --------

21 unit condominiu
complex in Red Hill, PA       -        $61,046  $1,461,413       -        $61,046  $1,461,413  $1,522,459   $479,077  1987  12/31/87

89 room hotel in
Omaha, NE                 6,163,254    286,909  10,166,705     116,598    286,909  10,454,591  10,741,500  3,791,098  1986- 12/28/87
                                                                                                                      1987
105 apartment units
and 6,900 square
feet of commercial
space in New Orleans, LA  4,273,711    785,714(b)  464,199(b)5,983,661    785,714   6,457,948   7,243,663  2,244,266  1988  12/30/87
                        ----------- ---------- -----------  ---------- ---------- ----------- ----------- ----------
                        $10,436,965 $1,133,669 $12,092,317  $6,100,259 $1,133,669 $18,373,952 $19,507,622 $6,514,441
                        =========== ========== ===========  ========== ========== =========== =========== ==========

                                                                   -24-

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                             (a limited partnership)

                              NOTES TO SCHEDULE XI
                              --------------------

                                December 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Represents costs of a parcel of land with historic building located thereon. Amounts do not include any development/rehabilitation costs incurred pursuant to a turnkey development agreement entered into when the property was purchased.

(C) The cost of real estate owned at December 31, 1995, for Federal income tax purposes was approximately $18,035,634. However, the depreciable basis of the building and improvements of the New Orleans property was reduced for Federal income tax purposes by 100% of the historic rehabilitation credit obtained. Also, in 1987, the depreciable basis of buildings and improvements for the Omaha and Red Hill properties was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained and the appraised value of a facade easement donation for the New Orleans property.

(D)      Reconciliation of real estate:

                                          1995           1994          1993
                                       ----------     -----------   -----------
Balance at beginning of year          $19,403,221    $19,330,374    $19,299,835
Additions during the year:
     Improvements                         104,401         72,847         30,539
                                       ----------     ----------     ----------
Balance at end of year                $19,507,622    $19,403,221    $19,330,374
                                       ==========     ==========     ==========

Reconciliation of accumulated
depreciation:
                                           1995          1994          1993
                                       ----------     ----------     ----------
Balance at beginning of year          $ 5,814,124    $ 5,089,745    $ 4,280,047
Depreciation expense for the year         700,317        724,379        809,698
                                       ----------     ----------     ----------
Balance at end of year                $ 6,514,441    $ 5,814,124    $ 5,089,745
                                       ==========     ==========     ==========

(E) See Note B to the consolidated financial statements for depreciation method and lives.

(F)      See  Note  E to  the  consolidated   financial  statements  for further
         information.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of Registrant

                  a. Identification of Directors - Registrant has no directors.

                  b. Identification of Executive Officers

                         The General Partner of the Registrant is Dover Historic
Advisors V (DoHA-V), a Pennsylvania general partnership. The partners of DoHA-V are as follows:

 Name                    Age  Position           Term of Office  Period Served
 ----                    ---  --------           --------------  -------------

 Gerald Katzoff          48   Partner in DoHA-V  No fixed term   Since July 1987

 DHP, Inc.               --   Partner in DoHA-V  No fixed term   Since July 1987
 (Formerly Dover
 Historic Properties,
 Inc.)

                  For further description of DHP, Inc., see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

                  c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

                  d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

                  e. Business Experience. DoHA-V is a general partnership formed in 1987. The partners of DoHA-V are DHP, Inc. and Gerald Katzoff. The general partner is responsible for the management and control of the Registrant's affairs and has general responsibility and authority in conducting its operations.

                  Gerald Katzoff (age 48) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D, Ltd., (formerly The Dover Group, Ltd., the corporate parent of DHP, Inc.).

                  Dover Historic Properties, Inc., was incorporated in Pennsylvania in December 1984 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. In February 1992, Dover Historic Properties, Inc.'s name was changed to DHP, Inc. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services.

                  The executive officers, directors, and key employees of DHP, Inc. are described below.

                  Michael J. Tuszka (age 49) was appointed Chairman and Director of both D, Ltd and DHP, Inc. on January 27, 1993. Mr. Tuszka has been associated with D, Ltd and its affiliates since 1984.

                  Donna M. Zanghi (age 39) was appointed Secretary and Treasurer of DHP, Inc on June 15, 1993. She is also a Director and Secretary/Treasurer of D, Ltd. She has been associated with D, Ltd and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 and June 14, 1993.

                  Michele F. Rudoi (age 31) was appointed Assistant Secretary and Director of both D, Ltd. and DHP, Inc. on January 27, 1993.

Item 11.          Executive Compensation

                  a. Cash Compensation - During 1995, Registrant has paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

                  b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                  c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1995 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.
                  d. Compensation of Directors - Registrant has no directors.

                 e. Termination of Employment and Change of Control Arrangement
- - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant, or a change in such individual's responsibilities following such a change in control.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

                  b. Security Ownership of Management - No equity securities of Registrant are beneficially owned by any person named in paragraph c. of Item 10.

                  c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.          Certain Relationships and Related Transactions

                  a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1993 through 1995.

                  b.  Certain   Business   Relationships  -  Registrant  has  no
directors.

                  c. Indebtedness of Management - No employee of Registrant, Registrant's general partner, (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART V

Item 14.         (A)  Exhibits,  Financial  Statement  Schedules  and
                      Reports on Form 8-K.

                  1.     Financial Statements:

                         a. Consolidated Balance Sheets at December 31, 1995 and
                            1994.

                         b. Consolidated  Statements of Operations for the Years
                            Ended December 31, 1995, 1994 and 1993.

                         c. Consolidated  Statements  of Changes  in  Partners'
                            Equity for the Years Ended December 31, 1995, 1994 and 1993.

                         d. Consolidated  Statements of Cash Flows for the Years
                            Ended December 31, 1995, 1994 and 1993.

                         e. Notes to consolidated financial statements.

                  2.     Financial statement schedules:

                         a. Schedule XI - Real Estate and Accumulated
                            Depreciation.

                         b. Notes to Schedule XI.

                  3.     Exhibits:

                         (a) Exhibit Number               Document
                         --- --------------               --------

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

                                   21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                         (B)   Reports on Form 8-K:

                               No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                         (C)   Exhibits:

                               See Item 14(A)(3) above.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIVERSIFIED HISTORIC INVESTORS

Date: March 30, 1996             By: Dover Historic Advisors V, General Partner
      --------------

                                     By: DHP, Inc., Partner


                                         By:  /s/ Donna M. Zanghi
                                              -------------------
                                              DONNA M. ZANGHI,
                                              Secretary and Treasurer

                                         By:  /s/ Michele F. Rudoi
                                              --------------------
                                              MICHELE F. RUDOI,
                                              Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          Signature                   Capacity                   Date
          ---------                   --------                   ----

DOVER HISTORIC ADVISORS V           General Partner

By: DHP, Inc., Partner


    By:       /s/ Donna M. Zanghi                           March 30, 1996
        ---------------------------                         --------------
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:       /s/ Michele F. Rudoi                          March 30, 1996
        ---------------------------                         --------------
         MICHELE F. RUDOI,
         Assistant Secretary