Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1996-05-17
CIK 818669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                      33-15597
                       ---------------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes __X__ No _____

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

           Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995
           Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)
           Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)
           Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

            (1)  Liquidity

                 As of March 31, 1996, Registrant had cash of $17,091. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                 As of March 31, 1996, Registrant had restricted cash of $259,764 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

            (2)  Capital Resources

                 Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. However, as part of the determination of the best ultimate use for the commercial space at St. Mary's Market, the Registrant will need to identify the source of financing for the necessary fit-up costs. Such costs have not yet been identified or committed to, and sources of financing for such costs have not been identified as of the date hereof. Except for such costs, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

                 The Registrant will seek to refinance the outstanding Radisson Redick bonds which are scheduled to mature on November 1, 1996. There can be no assurances that such financing will be available and if not, the property will be marketed for sale.

            (3)  Results of Operations

                 During the first quarter of 1996, Registrant incurred a net loss of $183,790 ($16.33 per limited partnership unit) compared to a net loss of $200,235 ($17.79 per limited partnership unit) for the same period in 1995.

                 Rental and hotel income combined increased $38,057 from $892,733 in the first quarter of 1995 to $930,790 in the same period in 1996. This increase resulted from an increase of $11,000 in rental income and an increase of $27,000 in hotel income. The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market and an increase in rental income due to an increase in the average occupancy (90% to 92%) at the Lofts at Red Hill. The increase in hotel income is the result of an increase in food and beverage sales due to the opening of a new restaurant in the hotel.

                 Expense for rental operations decreased by $11,579 from $182,260 in the first quarter of 1995 to $170,681 in the same period in 1996. Expenses for rental operations decreased due to lower operating expenses incurred at St. Mary's Market relating to corporate apartments' expense and repairs and maintenance. Hotel operations expense increased $35,810 from $492,049 in the first quarter of 1995 to $527,859 in the same period in 1996 due to an increase in operating costs and wages and salaries of the new restaurant, and an increase in management fees (which are based upon hotel revenues).

                 Depreciation and amortization expense increased $13,033 from $196,190 in the first quarter of 1995 to $209,223 in the same period in 1996. The increase is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick.

                 Interest expense decreased by $14,549 from $197,748 in the first quarter of 1995 to $183,199 in the same period in 1996. The decrease is the result of the refinancing of the bonds at Radisson Redick which lowered the interest rate from 7.75% to a variable rate which averaged 4.31% in the first quarter of 1996.

                 Losses incurred during the quarter at the Registrant's three properties amounted to $160,000, compared to a loss of approximately $175,000 for the same period in 1995.

                 In the first  quarter  of 1996,  Registrant  incurred a loss of
$142,000 at the Radisson Redick Hotel including $134,000 of depreciation and amortization expense, compared to a loss of $136,000 in the first quarter of 1995, including $123,000 of depreciation expense. The increased loss from the first quarter of 1995 to the first quarter of 1996 is the result of an increase in operations expense of $37,000 and an increase in depreciation and amortization expense of $11,000, partially offset by an increase in food and beverage revenue of $27,000 and a decrease in interest expense of $15,000. Operations expense increased due to an increase in management fees (which are based upon hotel revenues) combined with an increase in wages and cost of goods sold in connection with the opening of a new restaurant in the hotel. Depreciation and amortization expense increased due to the amortization of loan fees incurred in connection with the refinancing of bonds. The increase in food and beverage revenue is due to the opening of a new restaurant in the hotel. Interest expense decreased due to a decrease in the interest rate from an average of 6.50% in the first quarter of 1995 to 4.31% in the same period in 1996. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1996.

                 In the first quarter of 1996, Registrant incurred a loss of $13,000 at the St. Mary's Market, including $61,000 of depreciation expense, compared to a loss of $31,000 including $59,000 of depreciation expense in the first quarter of 1995. The decreased loss from the first quarter of 1995 to the first quarter of 1996 is the result of an increase in corporate apartment rentals combined with a decrease in corporate apartments' expense and repairs and maintenance. Repairs and maintenance decreased due to the recarpeting of several units in 1994 while corporate apartments expense decreased due to a decrease in furniture rental necessary to furnish the units. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1996.

                 In the first quarter of 1996, Registrant incurred a loss of $5,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $8,000 including $14,000 of depreciation expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is the result of an increase in rental income due to an increase in the average occupancy (90% to 92%). Registrant anticipates that operating results in the following quarters will be comparable to those experienced in the first quarter of 1996.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                       March 31, 1996    December 31, 1995
                                       --------------    -----------------
                                        (Unaudited)
Rental properties, at cost:
   Land                                  $ 1,133,669        $ 1,133,669
   Buildings and improvements             17,027,740         17,022,586
   Furniture and fixtures                  1,389,503          1,351,367
                                          ----------         ----------

                                          19,550,912         19,507,622
   Less - Accumulated depreciation        (6,689,518)        (6,514,441)
                                          ----------         ----------
                                          12,861,394         12,993,181

Cash and cash equivalents                     17,091             40,854
Restricted cash                              259,764            241,236
Accounts and notes receivable                165,190             87,647
Other  assets  (net of  amortization
of   $224,958    and   $190,812   at
March  31,  1996  and  December  31,
1995, respectively)                          125,308            154,367
                                          ----------         ----------

      Total                              $13,428,747        $13,517,285
                                          ==========         ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                      $10,432,127        $10,436,965
   Accounts payable:
      Trade                                  396,041            327,107
      Related parties                          2,845             13,426
      Taxes                                   75,942             40,324
   Interest payable                           10,428              6,877
   Accrued liabilities                        77,129             73,007
   Tenant security deposits                   71,602             72,156
                                          ----------         ----------

      Total liabilities                   11,066,114         10,970,862
                                          ----------         ----------

Partners' equity                           2,362,633          2,546,423
                                          ----------         ----------

      Total                              $13,428,747        $13,517,285
                                          ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                        Three months          Three months
                                            ended                 ended
                                          March 31,             March 31,
                                            1996                  1995
Revenues:                                 ---------             ---------

   Rental income                         $  338,374            $  327,271
   Hotel income                             592,416               565,462
   Interest income                              382                   365
                                          ---------             ---------

      Total revenues                        931,172               893,098
                                          ---------             ---------

Costs and expenses:
   Rental operations                        170,681               182,260
   Hotel operations                         527,859               492,049
   General and administrative                24,000                25,086
   Interest                                 183,199               197,748
   Depreciation and amortization            209,223               196,190
                                          ---------             ---------

      Total costs and expenses            1,114,962             1,093,333
                                          ---------             ---------

 Net loss                               ($  183,790)          ($  200,235)
                                          =========             =========

 Net loss per limited partnership unit  ($    16.33)          ($    17.79)
                                          =========             =========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ---------      ---------
Cash flows from operating activities:
  Net loss                                         ($  183,790)   ($  200,235)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:                                          209,223        196,190
  Depreciation and amortization
  Changes in assets and liabilities:
   (Increase) decrease in restricted cash              (18,258)        10,893
   Increase in accounts receivable                     (77,543)        (3,667)
   Increase in other assets                             (5,357)      (255,067)
   Increase in accounts payable - trade                 67,934         42,965
   (Decrease) increase in accounts payable -
   related parties                                     (10,581)        21,725
   Increase (decrease) in accounts payable -
   taxes                                                35,618        (19,363)
   Increase (decrease) in interest payable               3,551        (38,781)
   Increase (decrease) in accrued liabilities            4,122        (25,986)
   (Decrease) increase in tenant security deposits        (554)         3,452
                                                     ---------      ---------

Net cash provided by (used in) operating
  activities                                            24,365       (267,874)
                                                     ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                 (43,290             -0-
                                                     ---------      ---------

Net cash used in investing activities                  (43,290)            -0-
                                                     ---------      ---------

Cash flows from financing activities:
  Proceeds from debt financing                              -0-       221,555
  Principal payments                                    (4,838)        (6,274)
                                                     ---------      ---------

Net cash (used in) provided by financing activities     (4,838)       215,281
                                                     ----------     ---------

Decrease in cash and cash equivalents                  (23,763)       (52,593)

Cash and cash equivalents at beginning of period        40,854         84,643
                                                     ---------      ---------

Cash and cash equivalents at end of period          $   17,091     $   32,050
                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                        --------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

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

            (a)  Exhibit Number                    Document
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

            (b)  Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 13, 1996          DIVERSIFIED HISTORIC INVESTORS V
        ------------

                                 By: Dover Historic Advisors V, General Partner

                                     By: DHP, Inc., Partner


                                         By:   /s/ Donna M. Zangh
                                            --------------------------
                                               DONNA M. ZANGHI,
                                               Secretary and Treasurer