Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1996-08-02
CIK 818669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996
                               -------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes __X__ No____

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
         Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
         Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1996 and 1995 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         (1) Liquidity

         As of June 30, 1996, Registrant had cash of $36,653. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

         In May 1996, one of the Registrant's Ventures, St. Mary's Market Partnership executed a purchase contract to sell its property to Residence Inn by Marriott, Inc. The projected net proceeds of the sale available to the Registrant will be approximately $1,095,000.

         As of June 30, 1996, Registrant had restricted cash of $215,853 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

         (2) Capital Resources

         Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. In the first six months of 1996, expenditures for capital items were $72,907 at the Radisson Redick (including the purchase of a new limousine) and $14,780 at the St. Mary's Market.

         The Registrant will seek to refinance the outstanding Radisson Redick bonds which are scheduled to mature on November 1, 1996. There can be no assurances that such financing will be available and, if not, the property will be marketed for sale.

         (3) Results of Operations

         During the second quarter of 1996, Registrant incurred a net loss of $254,172 ($22.58 per limited partnership unit) compared to a net loss of $86,750 ($7.71 per limited partnership unit) for the same period in 1995. For the first six months of 1996, Registrant incurred a loss of $437,963 ($38.91 per limited partnership unit) compared to a net loss of $286,985 ($25.50 per limited partnership unit) for the same period in 1995.

         Rental and hotel income combined decreased $98,678 from $997,666 in the second quarter of 1995 to $898,987 in the same period in 1996. The decrease resulted mainly from a decrease in hotel income of $49,989 and a decrease of $48,690 in rental income. The decrease in hotel income is due to a decrease in the average occupancy (95% to 72%) and a decrease in average room rates ($95.71 to $94.50). The decrease in rental income is mainly attributable to an overall decrease in occupancy (100% to 86%) at St. Mary's Market due to the vacating of units as leases expire in anticipation of the sale of the property partially offset by an increase at the Red Hill due to increases in the average rental rates of the units.

         Rental and hotel income decreased $60,622 from $1,890,399 for the first six months of 1995 to $1,829,777 for the same period of 1996. This decrease is due to a net decrease of $37,587 in rental income and a decrease in hotel income of $23,035. The decrease in hotel income is due to a decrease in the average occupancy (91% to 80%) and a decrease in average room rates ($94.80 to $93.96). The decrease in rental income is mainly attributable to an overall decrease in occupancy (99% to 77%) at St. Mary's Market partially offset by an increase in rental income at the Lofts at Red Hill due to increases in the average rental rates of the units.

         Expense for rental operations decreased by $2,870 from $180,248 in the second quarter of 1995 to $177,378 in the same period in 1996 and decreased by $14,449 from $362,508 for the first six months of 1996 to $348,059 for the same period in 1996 due to higher operating expenses at St. Mary's Market including an overall decrease in operating expenses partially offset by an increase in wages and salaries. Hotel operations expense increased $81,848 from $476,175 in the second quarter of 1995 to $558,023 in the same period in 1996 due to an increase in rooms expense, an increase in professional fees incurred and wages and salaries increased due to cost of living raises given to employees.

         Interest expense decreased $12,137 from $197,053 in the second quarter of 1995 to $184,916 in the same period in 1996 and decreased $26,686 from $394,801 for the first six months of 1995 to $368,115 for the same period in 1996. The decrease in interest expense is the result of a decrease in the interest rate at the Radisson Redick from 5.11% in the second quarter of 1995 to 4.31% in 1996 and from 5.81% for the first six months of 1995 to 4.58% in the same period in 1996.

         Depreciation and amortization expense increased $1,651 from $207,572 in the second quarter of 1995 to $209,223 in the same period in 1996 and increased $14,684 from $403,762 for the first six months of 1995 to $418,446 for the same period in 1996. The increase is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick in February 1995.

         Losses incurred during the second quarter at the Registrant's three properties amounted to $230,000, compared to approximately $62,000 for the same period in 1995. For the first six months of 1996 the Registrant's three properties recognized a loss of $390,000 compared to approximately $238,000 for the same period in 1995.

         In the second quarter of 1996, Registrant recognized a loss of $125,000 at the Radisson Redick Hotel including $134,000 of depreciation and amortization expense, compared to a loss of $5,000 in the second quarter of 1995, including $134,000 of depreciation and amortization expense. The loss from the second quarter of 1995 to the second quarter of 1996 increased due to an decrease in rooms revenue and an increase in rooms expense, wages and salaries expense and professional fees partially offset by a decrease in interest expense. The decrease in rooms revenue is the result of a decrease in occupancy (95% to 72%) and a decrease in average room rates ($95.71 to $93.68) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Rooms expense increased due to an increase in commissions expense in an effort to increase occupancy and the purchase of new uniforms for the bellman, professional fees increased due to fees paid to a consulting firm in an effort to compete with the new hotel and wages and salaries increased due to cost of living raises given to employees. Interest expense decreased due to a decrease in the interest rate from an average of 5.11% in the second quarter of 1995 to 4.31% in the same period in 1996.

         For the first six months of 1996, Registrant recognized a loss of $267,000 at the Radisson Redick Hotel including $268,312 of depreciation and amortization expense compared to a loss of $142,000 for the same period in 1995, including depreciation expense of $257,000. The loss from the first six months of 1995 to the first six months of 1996 increased due to a decrease in rooms revenue combined with an increase in rooms expense, wages and salaries expense, professional fees and amortization expense partially offset by a decrease in interest expense. The decrease in rooms revenue is the result of an decrease in average occupancy (91% to 80%) and a decrease in average room rates ($94.80 to $93.96) as a result of the increased competition referred to above. Rooms expense increased due to an increase in commissions expense in an effort to increase occupancy and the purchase of new uniforms for the bellman, professional fees increased due to fees paid to a consulting firm in an effort to compete with the new hotel and wages and salaries increased due to cost of living raises given to employees. Amortization increased due the amortization of loan fees incurred in connection with the refinancing of the bonds in February 1995. Interest expense decreased due to a decrease in the interest rate from an average of 5.81% for the first six months of 1995 to 4.58% in the same period in 1996.

         In the second quarter of 1996, Registrant incurred a loss of $97,000 at the St. Mary's Market, including $61,000 of depreciation expense, compared to a loss of $47,000 including $59,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $110,000 at the St. Mary's Market, including $121,000 of depreciation expense, compared to a loss of $79,000 for the first six months of 1995, including depreciation expense of $118,000. The increased loss for both the second quarter and the first six months of 1996 from the same periods in 1995 is due to a decrease in rental income due to a decrease in occupancy in both the second quarter (99% to 77%) and the first six months (100% to 86%) and an overall decrease in operating expenses partially offset by an increase in wages and salaries. Occupancy and overall operating expenses decreased due to the vacating of units as leases expire in anticipation of the sale of the property. Wages and salaries increased due to a reallocation of the expense by the management company.

         In the second quarter of 1996, Registrant incurred a loss of $8,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $10,000 including $14,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $13,000 at the Lofts at Red Hill, including $29,000 of depreciation expense compared to a loss of $17,000 for the first six months of 1995 including depreciation expense of $29,000. The decreased loss from the second quarter and the first six months of 1996 from the same periods in 1995 is the result of increases in rental income due to increases in the average rental rates of the units.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                     Assets

                                         June 30, 1996   December 31, 1995
                                         ------------      ------------
                                         (Unaudited)
Rental properties, at cost:
    Land                                 $  1,133,669      $  1,133,669
    Buildings and improvements             17,037,365        17,022,586
    Furniture and fixtures                  1,424,275         1,351,367
                                         ------------      ------------

                                           19,595,309        19,507,622
    Less - Accumulated depreciation        (6,864,595)       (6,514,441)
                                         ------------      ------------

                                           12,730,714        12,993,181

Cash and cash equivalents                      36,653            40,854
Restricted cash                               215,853           241,236
Accounts and notes receivable                 178,190            87,647
Other assets (net of amortization of
  $259,104 and $190,812 at June 30,
  1996 and December 31, 1995,
  respectively)                                93,853           154,367
                                         ------------      ------------

         Total                           $ 13,255,263      $ 13,517,285
                                         ============      ============

                        Liabilities and Partners' Equity
Liabilities:
    Debt obligations                     $ 10,427,290      $ 10,436,965
    Accounts payable:
         Trade                                472,461           327,107
         Related parties                       35,535            13,426
         Taxes                                 49,949            40,324
    Interest payable                           13,979             6,877
    Accrued liabilities                        85,227            73,007
    Tenant security deposits                   62,362            72,156
                                         ------------      ------------

         Total liabilities                 11,146,803        10,970,862
                                         ------------      ------------

Partners' equity                            2,108,460         2,546,423
                                         ------------      ------------

         Total                           $ 13,255,263      $ 13,517,285
                                         ============      ============

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                               Three months                  Six months
                              ended June 30,               ended June 30,
                           1996           1995          1996            1995
                       -----------    -----------    -----------    -----------
Revenues:
   Rental income       $   257,674    $   306,364    $   596,048    $   633,635
   Hotel income            641,313        691,302      1,233,729      1,256,764
   Interest income             380            519            762            884
                       -----------    -----------    -----------    -----------

     Total revenues        899,367        998,185      1,830,539      1,891,283
                       -----------    -----------    -----------    -----------

Costs and expenses:
   Rental operations       177,378        180,248        348,059        362,508
   Hotel operations        558,023        476,175      1,085,882        968,224
   General and
      administrative        24,000         23,887         48,000         48,973
   Interest                184,916        197,053        368,115        394,801
   Depreciation and
      amortization         209,223        207,572        418,446        403,762
                       -----------    -----------    -----------    -----------

     Total costs and
        expenses         1,153,540      1,084,935      2,268,502      2,178,268
                       -----------    -----------    -----------    -----------

Net loss               ($  254,172)   ($   86,750)   ($  437,963)   ($  286,985)
                       ===========    ===========    ===========    ===========

Net loss per limited
   partnership unit    ($    22.58)   ($     7.71)   ($    38.91)   ($    25.50)
                       ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                                             Six months ended
                                                                 June 30,
                                                             1996        1995
                                                         ----------   ----------
Cash flows from operating activities:
   Net loss                                              ($437,963)   ($286,985)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                           418,446      403,762
   Changes in assets and liabilities:
     Decrease (increase) in restricted cash                 25,383      (14,081)
     Increase in accounts receivable                       (90,543)     (22,072)
     Increase in other assets                               (8,778)    (252,244)
     Increase in accounts payable - trade                  145,354       29,677
     Increase in accounts payable - related parties         22,109       18,483
     Increase in accounts payable - taxes                    9,625       11,802
     Increase (decrease) in interest payable                 7,102      (38,781)
     Increase (decrease) in accrued liabilities             12,220      (29,329)
     Decrease in tenant security deposits                   (9,794)      (3,245)
                                                         ---------    ---------

Net cash provided by (used in) operating activities:        93,161     (183,013)
                                                         ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                    (87,687)         -0-
                                                         ---------    ---------

     Net cash used in investing activities:                (87,687)         -0-
                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds from debt financings                               -0-      221,555
   Principal payments                                       (9,675)     (63,862)
                                                         ---------    ---------

Net cash (used in) provided by financing activities:        (9,675)     157,693
                                                         ---------    ---------

Decrease in cash and cash equivalents                       (4,201)     (25,320)

Cash and cash equivalents at beginning of period            40,854       84,643
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  36,653    $  59,323
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS V
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited  consolidated  financial  statements of Diversified  Historic
Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the fiscal year ended December 31, 1995.

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

                      No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   July 26, 1996            DIVERSIFIED HISTORIC INVESTORS V
        -------------

                                 By: Dover Historic Advisors V, General Partner

                                     By: DHP, Inc., Partner



                                          By:       /s/ Donna M. Zanghi
                                             -----------------------------------
                                                    DONNA M. ZANGHI,
                                                    Secretary and Treasurer