Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1996-11-04
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               ---------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------------
Commission file number                      33-15597
                       -----------------------------------------------

                     DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                            23-2479468
-------------------------------               ------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                 Identification No.)


      SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA        19102
----------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------

                               N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                        Yes   X    No
                                                 -----     -----

                    PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1996 and 1995 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

             (1)  Liquidity

                   As of September 30, 1996, Registrant had cash of $30,427. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                   On October 10, 1996, one of the Registrant's Ventures, St. Mary's Market Partnership sold its property to Residence Inn by Marriott, Inc. The property was sold for $6,270,000. After payment of the existing first loan balance of $4,432,356 and other selling costs, the net proceeds of the sale are approximately $1,171,000

                   As of September 30, 1996, Registrant had restricted cash of $151,960 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

             (2)  Capital Resources

                   Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. In the first nine months of 1996, expenditures for capital items were $133,305 at the Radisson Redick (including the purchase of a new limousine) and $17,872 at the St. Mary's Market.

                   The Registrant is in the process of negotiating an agreement to extend the maturity date on the outstanding Radisson Redick bonds that matured on November 1, 1996. If no agreement can be reached, it is expected that the property will be foreclosed by the lender. Should the foreclosure occur, it is not expected to have a significant impact on the Registrant's liquidity, as the property has generated little or no cash flow.

             (3)  Results of Operations

                    During the third quarter of 1996, Registrant incurred a net loss of $449,989 ($39.99 per limited partnership unit) compared to a net loss of $159,956 ($14.21 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, Registrant incurred a loss of $887,952 ($78.90 per limited partnership unit) compared to a net loss of $446,941 ($39.71 per limited partnership unit) for the same period in 1995.

                   Rental and hotel income combined decreased $278,735 from $979,250 in the third quarter of 1995 to $700,515 in the same period in 1996. The decrease resulted mainly from a decrease in hotel income of $136,226 and a decrease of $142,959 in rental income. The decrease in hotel income is due to a decrease in the average occupancy (70% to 65%) and a decrease in average room rates ($96.19 to $92.01), as discussed below. The decrease in rental income is mainly attributable to an overall decrease in occupancy at St. Mary's Market due to the vacating of units as leases expired in anticipation of the sale of the property.

                   Rental and hotel income decreased $339,357 from $2,869,649 for the first nine months of 1995 to $2,530,292 for the same period of 1996. This decrease is due to a net decrease of $180,546 in rental income and a decrease in hotel income of $158,811. The decrease in hotel income is due to a decrease in the average occupancy (73% to 67%) and a decrease in average room rates ($95.17 to $93.47), as discussed below. The decrease in rental income is mainly attributable to an overall decrease in occupancy at St. Mary's Market, as discussed below, partially offset by an increase in rental income at the Lofts at Red Hill due to increases in the average rental rates of the units.

                   Expense for rental operations decreased by $24,775 from $183,823 in the third quarter of 1995 to $159,048 in the same period in 1996 and decreased by $39,223 from $546,330 for the first nine months of 1996 to $507,107 for the same period in 1996 due to an overall decrease in operating expenses at St. Mary's Market, as discussed below. Hotel operations expense increased $30,306 from $538,897 in the third quarter of 1995 to $569,203 in the same period in 1996 and increased $147,963 from $1,507,122 for the first nine months of 1995 to $1,655,085 in the same period in 1996 due to an increase in rooms expense, an increase in professional fees incurred, and an increase in wages and salaries, as discussed below.

                   Interest expense increased $3,992 from $185,261 in the third quarter of 1995 to $189,253 in the same period in 1996 and decreased $22,694 from $580,062 for the first nine months of 1995 to $557,368 for the same period in 1996. The decrease from the first nine months of 1995 to the same period in 1996 is the result of a decrease in the interest rate on the outstanding bonds with respect to the Radisson Redick from 5.42% for the first nine months of 1995 to 4.59% in the same period in 1996.

                   Depreciation and amortization expense increased $1,650 from $207,572 in the third quarter of 1995 to $209,222 in the same period in 1996 and increased $16,334 from $611,334 for the first nine months of 1995 to $627,668 for the same period in 1996. The increase from the first nine months of 1995 to the same period in 1996 is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick in February 1995.

                   Losses incurred during the third quarter at the Registrant's three properties amounted to $425,000, compared to approximately $135,000 for the same period in 1995. For the first nine months of 1996 the Registrant's three properties recognized a loss of $815,000 compared to approximately $374,000 for the same period in 1995.

                   In the third quarter of 1996, Registrant recognized a loss of $208,000 at the Radisson Redick Hotel including $134,000 of depreciation and amortization expense, compared to a loss of $48,000 in the third quarter of 1995, including $134,000 of depreciation and amortization expense. The loss from the third quarter of 1995 to the third quarter of 1996 increased due to an decrease in rooms revenue and an increase in rooms expense, wages and salaries expense and professional fees. The decrease in rooms revenue is the result of a decrease in occupancy (70% to 65%) and a decrease in average room rates ($96.19 to $92.01) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Rooms expense increased due to an increase in commissions expense in an effort to increase occupancy, professional fees increased due to fees paid to a consulting firm in an effort to compete with the new hotel and wages and salaries increased due to cost of living raises given to employees.

                   For the first nine months of 1996, Registrant recognized a loss of $475,000 at the Radisson Redick Hotel including $402,000 of depreciation and amortization expense compared to a loss of $190,000 for the same period in 1995, including depreciation expense of $391,000. The loss from the first nine months of 1995 to the first nine months of 1996 increased due to a decrease in rooms revenue combined with an increase in rooms expense, wages and salaries expense, professional fees and amortization expense partially offset by a decrease in interest expense. The decrease in rooms revenue is the result of an decrease in average occupancy (73% to 67%) and a decrease in average room rates ($95.17 to $93.47) as a result of the increased competition referred to above. Rooms expense increased due to an increase in commissions expense in an effort to increase occupancy and the purchase of new uniforms for the bellman, professional fees increased due to fees paid to a consulting firm in an effort to compete with the new hotel and wages and salaries increased due to cost of living raises given to employees. Amortization increased due the amortization of loan fees incurred in connection with the refinancing of the bonds in February 1995. Interest expense decreased due to a decrease in the interest rate from an average of 5.42% for the first nine months of 1995 to 4.59% in the same period in 1996.

                   In the third quarter of 1996, Registrant incurred a loss of $198,000 at the St. Mary's Market, including $61,000 of depreciation expense, compared to a loss of $67,000 including $59,000 of depreciation expense in the second quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $308,000 at the St. Mary's Market, including $182,000 of depreciation expense, compared to a loss of $146,000 for the first nine months of 1995, including depreciation expense of $177,000. The increased loss for both the third quarter and the first nine months of 1996 from the same periods in 1995 is the result of a decrease in rental income due to a decrease in occupancy and an overall decrease in operating expenses. Occupancy and overall operating expenses decreased due to the vacating of units as leases expired in anticipation of the sale of the property.

                   In the third quarter of 1996, Registrant incurred a loss of $19,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $20,000 including $14,000 of depreciation expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period in 1996 is the result of an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                   For the first nine months of 1996, Registrant incurred a loss of $32,000 at the Lofts at Red Hill, including $43,000 of depreciation expense compared to a loss of $38,000 for the first nine months of 1995 including depreciation expense of $43,000. The decrease in the loss from the first nine months of 1995 to the same period in 1996 is the result of an increase in rental income due to an increase in the average rental rates of the units and an overall decrease in operating expenses due to operational efficiencies achieved at the property

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
               September 30, 1996 and December 31, 1995
                                Assets

                                                  September 30, 1996        December 31, 1995
                                                      (Unaudited)
                                                  ------------------        -----------------
Rental properties, at cost:
Land                                                    $  1,133,669             $  1,133,669
Buildings and improvements                                17,040,457               17,022,586
Furniture and fixtures                                     1,484,672                1,351,367
                                                          ----------               ----------

                                                          19,658,798               19,507,622
Less - Accumulated depreciation                           (7,039,671)              (6,514,441)
                                                          ----------               ----------
                                                          12,619,127               12,993,181

Cash and cash equivalents                                     30,427                   40,854
Restricted cash                                              151,960                  241,236
Accounts and notes receivable                                150,162                   87,647
Other  assets  (net  of  amortization   of
$293,250  and  $190,812 at  September  30,
1996 and December 31, 1995, respectively).
                                                              67,081                  154,367
                                                          ----------               ----------
       Total                                             $13,018,757              $13,517,285
                                                          ==========               ==========
                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                                        $10,422,453             $10,436,965
Accounts payable:
       Trade                                                686,630                 327,107
       Related parties                                       98,588                  13,426
       Taxes                                                 24,608                  40,324
Interest payable                                             17,530                   6,877
Accrued liabilities                                          81,664                  73,007
Tenant security deposits                                     28,813                  72,156
                                                         ----------              ----------
       Total liabilities                                 11,360,286              10,970,862

Partners' equity                                          1,658,471               2,546,423
                                                         ----------              ----------
       Total                                            $13,018,757             $13,517,285
                                                         ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)
                                           Three months                         Nine months
                                        ended September 30,                 ended September 30,
                                        1996            1995                1996            1995
                                      --------        --------            --------        --------
Revenues:
   Rental income                  $   136,911        $  279,870       $   732,959       $   913,505
   Hotel income                       563,604           699,830         1,797,333         1,956,144
   Interest income                        222               537               984             1,421
                                      -------           -------         ---------         ---------
   Total revenues                     700,737           979,787         2,531,276         2,871,070
                                      -------           -------         ---------         ---------
Costs and expenses:
   Rental operations                  159,048           183,823           507,107           546,330
   Hotel operations                   569,203           538,897         1,655,085         1,507,122
   General and
      administrative                   24,000            24,190            72,000            73,163
   Interest                           189,253           185,261           557,368           580,062
   Depreciation and
      amortization                    209,222           207,572           627,668           611,334
                                    ---------         ---------         ---------         ---------
   Total costs and
      expenses                      1,150,726         1,139,743         3,419,228         3,318,011
                                    ---------         ---------         ---------         ---------
Net loss                          ($  449,989)      ($  159,956)      ($  887,952)      ($  446,941)
                                    =========         =========         =========         =========
Net loss per limited
   partnership unit            ($       39.99)   ($       14.21)    ($      78.90)    ($      39.71)

The accompanying notes are an integral part of these financial statements.


                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)
                                                                      Nine months ended
                                                                        September 30,
                                                                     1996              1995
                                                                   --------          --------
Cash flows from operating activities:
 Net loss                                                        ($ 887,952)       ($ 446,941)
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
 Depreciation and amortization                                      627,668           611,334
 Changes in assets and liabilities:
   Decrease (increase) in restricted cash                            89,276            (6,611)
   Increase in accounts receivable                                  (62,515)          (41,079)
   Increase in other assets                                         (16,152)         (255,240)
   Increase in accounts payable - trade                             359,523            59,274
   Increase in accounts payable - related parties                    85,162             9,218
   Decrease in accounts payable - taxes                             (15,716)          (13,442)
   Increase (decrease) in interest payable                           10,653           (35,456)
   Increase (decrease) in accrued liabilities                         8,657           (19,714)
   (Decrease) increase in tenant security deposits                  (43,343)            3,223
                                                                    -------          --------
Net cash provided by (used in) operating activities:                155,261          (135,434)
                                                                    -------          --------
Cash flows from investing activities:
 Capital expenditures                                              (151,176)          (60,882)
                                                                    -------          --------
   Net cash used in investing activities:                          (151,176)          (60,882)
                                                                    -------          --------
Cash flows from financing activities:
 Proceeds from debt financings                                           -0-          221,555
 Principal payments                                                 (14,512)          (79,250)
                                                                    -------          --------
Net cash (used in) provided by financing activities:                (14,512)          142,305
                                                                    -------          --------
Decrease in cash and cash equivalents                               (10,427)          (54,011)

Cash and cash equivalents at beginning of period                     40,854            84,643
                                                                    -------          --------
Cash and cash equivalents at end of period                       $   30,427        $   30,632
                                                                    =======          ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                            $546,714          $615,518

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

Item 5.      Other Information

             The pro forma financial statements on the following pages present the impact of the sale of the property owned by St. Mary's Market Partnership as follows: (1) the pro forma consolidated balance sheet as of September 30, 1996, and (2) the pro forma consolidated statements of operations for the year ended December 31, 1995 and the nine months ended September 30, 1996.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 PRO FORMA CONSOLIDATED BALANCE SHEET
                          September 30, 1996
                              (Unaudited)
                                Assets

                                                 Historical             Pro Forma              Pro Forma
                                            September 30, 1996           Adjustments     September 30, 1996
Rental properties, at cost:
Land                                              $  1,133,669        ($    785,714)          $     347,955
Buildings and improvements                          17,040,457           (6,064,761)             10,975,696
Furniture and fixtures                               1,484,672             (395,571)              1,089,101
                                                    ----------           ----------              ----------
                                                    19,658,798           (7,246,046)             12,412,752
Less - Accumulated depreciation                     (7,039,671)           2,410,639              (4,629,032)
                                                    ----------           ----------              ----------
                                                    12,619,127           (4,835,407)              7,783,720

Cash and cash equivalents                               30,427              (12,360)                 18,067
Restricted cash                                        151,960             (144,148)                  7,812
Accounts and notes receivable                          150,162              (21,646)                128,516
Other assets                                            67,081              (20,872)                 46,209
                                                    ----------           ----------               ---------
       Total                                       $13,018,757         ($ 5,034,433)            $ 7,984,324
                                                    =========            ==========               =========
                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                                   $10,422,453          ($4,192,329)             $6,230,124
Accounts payable:
       Trade                                           686,630             (119,084)                567,546
       Related parties                                  98,588              (77,244)                 21,344
       Taxes                                            24,608                     0                 24,608
Interest payable                                        17,530                     0                 17,530
Accrued liabilities                                     81,664              (66,871)                 14,793
Tenant security deposits                                28,813              (21,333)                  7,480
                                                    ----------            ---------               ---------
Total Liabilities                                   11,360,286          ( 4,476,861)              6,883,425

Partners' equity                                     1,658,471             (557,572)              1,100,899
                                                    ----------            ---------               ---------
       Total                                       $13,018,757         ($ 5,034,433)            $ 7,984,324
                                                    ==========            =========               =========

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

            PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Year Ended December 31, 1995

                                            Historical             Pro Forma              Pro Forma
                                         December 31, 1995        Adjustments         December 31, 1995
                                                                  (Unaudited)            (Unaudited)
                                         -----------------        -----------         -----------------
Revenues:
   Rental income                              $1,205,122          ($1,106,724)           $     98,398
   Hotel income                                2,548,434                    0               2,548,434
   Interest income                                 4,576               (4,155)                    421
                                               ---------            ---------             -----------
   Total revenues                              3,758,132           (1,110,879)              2,647,253
                                               ---------            ---------             -----------
Costs and expenses:
   Rental operations                             746,877             (634,352)                112,525
   Hotel operations                            2,036,995                    0               2,036,995
   General and administrative                     96,000                    0                  96,000
   Interest                                      765,349             (439,344)                326,005
   Depreciation and amortization                 825,509             (242,482)                583,027
                                               ---------            ---------               ---------
   Total costs and expenses                    4,470,730           (1,316,178)              3,154,552
                                               ---------            ---------               ---------
Net loss                                     ($  712,598)          $  205,299             ($  507,299)
                                               =========            =========               =========
Net loss per limited partnership             ($    63.32)          $    18.24             ($    45.08)
unit

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

            PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30, 1996
                              (Unaudited)
                                            Historical             Pro Forma              Pro Forma
                                        September 30, 1996        Adjustments        September 30, 1996
                                        ------------------        -----------        ------------------
Revenues:
   Rental income                             $   732,959            ($661,153)           $     71,806
   Hotel income                                1,797,333                    0               1,797,333
   Interest income                                   984                 (909)                     75
                                               ---------              -------               ---------
   Total revenues                              2,531,276             (662,062)              1,859,214
                                               ---------              -------               ---------
Costs and expenses:
   Rental operations                             507,107             (446,048)                 61,059
   Hotel operations                            1,655,085                    0               1,655,085
   General and administrative                     72,000                    0                  72,000
   Interest                                      557,368             (342,233)                215,135
   Depreciation and amortization                 627,668             (181,861)                445,807
                                               ---------              -------               ---------
   Total costs and expenses                    3,419,228             (970,142)              2,449,086
                                               ---------              -------               ---------
Net loss                                    ($  887,952)             $ 308,080           ($  589,872)
                                               ========               ========              ========
Net loss per limited partnership
unit                                        ($    78.90)             $   26.49           ($    52.41)


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

                         (b)    Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 1, 1996         DIVERSIFIED HISTORIC INVESTORS V

                                    By: Dover Historic Advisors V,
                                    General Partner

                                       By: DHP, Inc., Partner

                                           By: /s/ Donna M. Zanghi
                                              DONNA M. ZANGHI,
                                              Secretary and Treasurer