Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1997-08-11
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    -------------------

Commission file                         33-15597
                ------------------------------------------------------

                 DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-2479468
-------------------------------                     ------------------
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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: 11,142 Units

               UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                    Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1996, Registrant had
outstanding   11,142  units  of  limited  partnership  interest   (the
"Units").

                     Registrant is currently in its operating stage. It originally owned three properties or interests therein; however, in October 1996, an interest in one property was sold. It currently owns two properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                      In October 1996, a property owned by the Registrant, Radisson Redick Hotel, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. On October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. For a description of the proceedings, see Item 2. Properties.

                     On October 10, 1996, one of the Registrant's Ventures, St. Mary's Market Partnership, sold its property to Residence Inn by Marriott, Inc. The property was sold for $6,270,000. After payment of the existing first mortgage loan balance of $4,432,356 and other selling costs, the net proceeds of the sale were approximately $1,171,000.

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

                      Since   the  Registrant's  inception,  all   the
properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. One property has been held for rental operations and one for hotel operations. At this time it is anticipated that the properties will continue to be held for these purposes. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                     As of December 31, 1996, Registrant owns two properties (or interests therein), located in Nebraska (one) and Pennsylvania (one). The Properties contain 89 hotel rooms, 21 apartment units and approximately 1,650 square feet ("sf") of commercial space. As of December 31, 1996, 19 of the apartment units were under lease at monthly rental rates ranging from $400 to $585 and 1,050 sf of commercial space were under lease at an annual rental of $5.71 per sf. During 1996, the hotel maintained an average nightly room rate of $92.15 and average occupancy of 73.4%. Rental of the apartment units and commercial space is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being May and October and the slowest months being January, July and December. For a further discussion of the Properties, see
Item 2, Properties.

                      The Registrant is affected by and subject to the general competitive conditions of the residential, commercial and hotel real estate industries. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's residential and commercial properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential property currently owned by the Registrant is located in a suburb of Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitors in this market are organizations which own similar residential buildings. In this area, the apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base. The hotel is located in downtown Omaha, Nebraska and relies heavily on business travelers to the city. It recently began an aggressive marketing campaign intended to attract tourists to the hotel by offering weekend packages. The main competition to the hotel comes from other chain hotels in the area, especially hotels located closer to the airport.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8, Financial Statements and Supplementary
Data.
Item 2.        Properties

               As of the date hereof, Registrant owned two Properties, or interests therein. A summary description of each property held at December 31, 1996 is given below.

               a. Radisson Redick Hotel is an historically-certified building located at 1504 Harney Street, Omaha, Nebraska. In December 1987, the Registrant acquired a 100% equity ownership interest in this property. The property has been rehabilitated as an 89-room hotel. Additionally, the property has a restaurant with a seating capacity for 160, 3,500 sf of meeting/banquet space, 1,650 sf of commercial space, and 45,510 sf of garage space (119 covered spaces). The acquisition and rehabilitation price of this property was approximately $9,500,000 ($71 per sf), financed in part by industrial revenue bonds from the City of Omaha of $6,500,000 (principal balance at December 31, 1996 of $6,005,000). On February 9, 1995, the
Registrant refinanced the outstanding bonds which lowered the interest rate from 7.75% to a variable rate, giving due regard to prevailing financial market conditions, but in no event shall the variable rate exceed 7.75% (average interest rate of 4.59% for the year ended December 31, 1996). Payments of interest only are due on the bonds monthly beginning March 2, 1995 and the entire principal balance was due on November 1, 1996. In October 1996, Radisson Redick, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. The property is managed by an independent hotel management firm. Nightly room rates for the hotel range from $52.00 to $122.81, and the annual rental rate for the 1,050 sf of leased commercial space is $5.71 per sf. Average occupancy was 73.4% in 1996 at an average room rate of $92.15. The occupancy for the previous four years has been 83.3% for 1995, 71.9% for 1994, 72.6% for 1993 and
70.6% for 1992. The average room rates have been $94.24 for 1995, $90.84 for 1994, $79.66 for 1993 and $75.36 for 1992. The range for annual rents for commercial space has been $5.71 for 1995, $5.71 for 1994, $3.60 for 1993 and $6 per sf for 1992. The one tenant who occupies the commercial space operates principally as a retail store. For tax purposes, this property has a basis of $9,796,629 and is depreciated using the straight-line method with a useful life of 31.5 years. The annual real estate taxes are $107,139 which is based on an assessed value of $3,818,100 taxed at a rate of $2.80608 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Lofts at Red Hill is an historically-certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per sf). The property is managed by BCMI. As of December 31, 1996, 19 apartment units were under lease (90%) at monthly rental rates ranging from $400 to $585. All leases are renewable, one-year leases. The occupancy for the previous four years was 90% for 1995, 85% for 1994, 81% for 1993 and 76% for 1992.
The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a basis of $1,359,771 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,361 which is based on an assessed value of $42,700 taxed at a rate of $31.35 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.        Legal Proceedings

                a. For a description of legal proceedings involving Registrant's properties, see Part I, Item 2 and Part II, Item 7.

Item 4.        Submission of Matters to a Vote of Security Holders

               No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 117 units were sold or exchanged of record in 1996.

                b. As of December 31, 1996, there were 1,343 record holders of Units.

                c. Registrant did not declare any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                      1996        1995         1994         1993         1992

Rental income    $  767,508  $ 1,205,122  $ 1,162,137  $ 1,093,652  $ 1,004,545
Hotel income      2,387,200    2,548,434    2,442,274    2,307,827    2,343,499
Interest income       7,024        4,576        3,218        8,716       73,686
Net loss           (607,725)    (712,598)    (827,606)    (808,627)  (1,262,935)
Net loss per Unit    (54.00)      (63.32)      (73.54)      (71.85)     (112.22)
Total assets (net
of depreciation
and amortization) 9,046,109   13,517,285   14,035,936   14,927,634   15,636,149
Debt obligations  6,163,254   10,436,965   10,366,177   10,322,192   10,342,288

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1996, Registrant had cash of $1,126,711. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $8,956 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During 1996, Registrant incurred a net loss of $607,725 ($54.00 per limited partnership unit) compared to a net loss of $712,598 ($63.32 per limited partnership unit) in 1995 and a net loss of $827,606 ($73.54 per limited partnership unit) in 1994.

                     Rental and hotel income combined increased from $3,604,411 in 1994 to $3,753,556 in 1995 and decreased to $3,154,708
in  1996.   The decrease from 1995 to 1996 is the result of a decrease in rental income of $438,000 and a decrease of $161,000 in hotel income. The decrease in rental income is mainly attributable to an overall decrease in occupancy at St. Mary's Market due to the sale of the property and the vacating of units as leases expired in anticipation of the sale of the property. The decrease in hotel income is due to a decrease in the average occupancy (83% to 73%) and a decrease in the average nightly room rate ($94.24 to $92.15) at the Radisson Redick. The increase from 1994 to 1995 is the result of an increase of $43,000 in rental income and an increase of $106,000 in hotel income. The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. Rental income also increased due to higher average occupancy at the Lofts at Red Hill (85% to 87%). The increase in hotel income is the result of an increase in average room rates ($90.84 to $94.24) and an increase in occupancy (71.9% to 83%).

                    Other income decreased from $172,349 in 1994 to $0 in 1995 and 1996. The decrease from 1994 to 1995 is related to the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant, in the second quarter of 1994, to fund shortfalls in debt service at the Radisson Redick. No reserves were used in 1995 or 1996.

                     Expense for rental operations increased from $736,861 in 1994 to $746,877 in 1995 to decreased to $605,294 in 1996.
The decrease from 1995 to 1996 is due to an overall decrease in operating expenses at St. Mary's Market, as discussed below and a decrease in real estate taxes at Lofts at Red Hill due to a reduction in the assessed value of the property. The expense for 1994 included a non-recurring payment of an $80,000 developer's fee referred to in the "liquidity" section above. Excluding such expense, expenses for rental operations from 1994 to 1995 increased by approximately $90,000. The increase from 1994 to 1995 is due primarily to increases in corporate apartments and maintenance expense at St. Mary's Market. Corporate apartments expense increased corresponding to the increase in occupancy. Maintenance expense increased due to the recarpeting of many units at the building and the repair of a deck. Hotel operations expense increased from $2,005,783 in 1994 and to $2,036,995 in 1995 to $2,237,857 in 1996 due to an increase in rooms expense, professional and legal fees and wages and salaries expense as discussed below.

                    General and administrative expenses decreased from $234,465 in 1994 to $96,000 in 1995 to $98,859 in 1996. The decrease from 1994 to 1995 is due to additional administrative fees charged to the Registrant in the first and second quarters of 1994 relating to the negotiations at St. Mary's Market described in the "liquidity" section above.

                     Interest expense decreased from $906,096 in 1994 to $765,349 in 1995 to $662,031 in 1996. The decrease from 1995 to
1996  is  due to the sale of St. Mary's Market in October  1996.   The
decrease from 1994 to 1995 is the result of the refinancing of the bonds at the Radisson Redick which lowered the interest rate from 7.75% to a variable rate which averaged 4.92% in 1995, partially offset by interest expense incurred relating to the note payable used to finance the loan costs.

                     Depreciation and amortization expense increased from $724,379 in 1994 to $825,509 in 1995 and decreased to $820,712 in
1996. The decrease from 1995 to 1996 is due to the sale of St. Mary's Market in October 1996 partially offset by the depreciation of additional personal property purchased in 1996 at Radisson Redick. The increase from 1994 to 1995 is the result of the amortization of loan costs incurred in connection with the bond refinancing at Radisson Redick.

                     Of the total 1996 loss, a loss of approximately $501,000 was incurred at the Registrant's three properties compared to a loss of approximately $603,000 in 1995 and $575,000 in 1994. A discussion of property operations/activities follows.

                    In 1996, Registrant incurred a loss of $782,000 at the Radisson Redick Hotel including $574,000 of depreciation and amortization expense compared to a loss of $341,000 including $525,000 of depreciation and amortization expense in 1995 and a loss of $249,000 including $393,000 of depreciation expense in 1994. The increased loss from 1995 to 1996 is due to a decrease in rooms revenue and an increase in rooms expense, professional and legal fees, wages and salaries and depreciation expense. Rooms revenue decreased due to a decrease in the average occupancy (83% to 73%) and a decrease in the average nightly room rate ($92.15 to $94.24) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Rooms expense increased due to an increase in commissions expense in an effort to increase occupancy, professional fees increased due to fees paid to a consulting firm in an effort to compete with the new hotel, legal fees increased due to fees incurred in connection with the bankruptcy filing and wages and salaries increased due to cost of living increases given to employees. Depreciation expense increased due to the depreciation of additional personal property purchased in 1996.
The increased loss from 1994 to 1995 is due to a decrease in other income and an increase in amortization expense partially offset by an increase in rooms revenue and a decrease in interest. The decrease in other income is the result of the utilization of cash reserves, which had been initially deposited by the developer, on behalf of the Registrant in 1994 to fund shortfalls in debt service. Amortization increased due to the amortization of loan fees incurred in connection with the refinancing of the bonds. Rooms revenue increased due to an increase in average room rates ($90.84 to $94.24) and an increase in the occupancy (71.9% to 83%). The decrease in interest expense is the result of a decrease in the interest rate from 7.75% to a variable rate which averaged approximately 4.92% during 1995, partially offset by interest expense incurred relating to the note payable used to finance the loan costs.

                     In 1996, Registrant recognized income of $319,000
at the St. Mary's Market, including $189,000 of depreciation expense compared to a loss of $206,000 including $242,000 of depreciation expense in 1995 and a loss of $268,000 including $255,000 of depreciation expense in 1994. Included in income in 1996 is a gain of $586,000 related to the sale of the building. Overall, exclusive of the gain resulting from the sale of the building, the loss increased from $206,000 in 1995 to $267,000 in 1996. The increase in the loss from 1995 to 1996 is due to a decrease in occupancy and an overall decrease in operating expenses due to the vacating of the units as leases expired in anticipation of the sale of the property. The decreased loss from 1994 to 1995 is due to the payment of the developer's fee of $80,000 in 1994 as described in the "liquidity" section and an increase in rental income partially offset by an increase in operating expenses at St. Mary's Market such as corporate apartments expense and maintenance. The increase in rental income is mainly attributable to an increase in corporate apartment rentals at St. Mary's Market. Corporate apartment rentals generate higher revenue than residential rentals because the leases are generally short term in nature and are rented at higher monthly rates. Corporate apartments expense increased corresponding to the increase in occupancy. Maintenance expense increased due to the recarpeting of many units at the building and the repair of a deck.

                     In 1996, Registrant incurred a loss of $38,000 at the Lofts at Red Hill including $58,000 of depreciation expense compared to a loss of $56,000 including $58,000 of depreciation expense in 1995 and a loss of $58,000 including $58,000 of depreciation expense in 1994. The decrease in the loss from 1996 to 1995 is mainly the result of a decrease in real estate tax expense due to a reduction in the assessed value of the property. The decrease in the loss from 1994 to 1995 is the result of an increase in rental income due to higher average occupancy at the Lofts at Red Hill (85% to 87%).

Item 8.        Financial Statement and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors V and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 21, 1997

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1996 and 1995        12

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1996, 1995 and 1994                             13

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended  December 31, 1996, 1995, and 1994      14

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1996,  1995 and 1994                            15

     Notes to consolidated financial statements                      16-20

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           22

     Notes to Schedule XI                                             23




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets

                                            1996                  1995
Rental properties at cost:
   Land                                  $   347,955          $ 1,133,669
   Buildings and improvements             10,976,514           17,022,586
   Furniture and fixtures                  1,158,605            1,351,367
                                          ----------           ----------
                                          12,483,074           19,507,622
   Less - accumulated depreciation        (4,777,178)          (6,514,441)
                                          ----------           ----------
                                           7,705,896           12,993,181

Cash and cash equivalents                  1,126,711               40,854
Restricted cash                                8,956              241,236
Accounts and notes receivable                172,869               87,647
Other assets (net of amortization
  of $190,812 and $65,610, respectively)      31,677              154,367
                                          ----------           ----------
               Total                     $ 9,046,109          $13,517,285
                                          ==========           ==========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                     $ 6,163,254           $10,436,965
   Accounts payable:
        Trade                               517,295               328,107
        Related parties                     130,063                13,426
        Taxes                                44,084                40,324
   Interest payable                         158,962                 6,877
   Accrued liabilities                       79,243                73,007
   Tenant security deposits                  14,510                72,156
                                         ----------            ----------
               Total liabilities          7,107,411            10,970,862
                                         ----------            ----------
Partners' equity                          1,938,698             2,546,423
                                         ----------            ----------
               Total                    $ 9,046,109           $13,517,285
                                         ==========            ==========

The accompanying notes are an interal part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994


                                       1996            1995            1994

Revenues:
   Rental income                    $  767,508      $1,205,122      $1,162,137
   Hotel income                      2,387,200       2,548,434       2,442,274
   Interest income                       7,024           4,576           3,218
   Gain on sale of property            655,296               0               0
   Other income                              0               0         172,349
                                     ---------       ---------       ---------
        Total revenues               3,817,028       3,758,132       3,779,978
                                     ---------       ---------       ---------
Costs and expenses:
   Rental operations                   605,294         746,877         736,861
   Hotel operations                  2,237,857       2,036,995       2,005,783
   General and administrative           98,859          96,000         234,465
   Interest                            662,031         765,349         906,096
   Depreciation and amortization       820,712         825,509         724,379
                                     ---------       ---------       ---------
         Total costs and expenses    4,424,753       4,470,730       4,607,584
                                     ---------       ---------       ---------
Net loss                           ($  607,725)    ($  712,598)    ($  827,606)
                                     =========       =========       =========
Net loss per limited partnership
   unit                            ($    54.00)    ($    63.32)    ($    73.54)
                                     =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                        Dover
                                      Historic          Limited
                                   Advisors V (1)    Partners (2)      Total

Percentage participation in profit
   or loss                               1%                99%          100%

Balance at December 31, 1993          (128,287)       4,214,914      4,086,627
Net loss                                (8,276)        (819,330)      (827,606)
                                       -------        ---------      ---------
Balance at December 31, 1994          (136,563)       3,395,584      3,259,021
Net loss                                (7,126)        (705,472)      (712,598)
                                       -------        ---------      ---------
Balance at December 31, 1995          (143,689)       2,690,112      2,546,423
Net loss                                (6,077)        (601,648)      (607,725)
                                       -------        ---------      ---------
Balance at December 31, 1996         ($149,766)      $2,088,464     $1,938,698
                                       =======        =========      =========


(1)    General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                               1996          1995        1994

Cash flows from operating activities:
  Net loss                                ($  607,725) ($  712,598)($  827,606)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
Depreciation and amortization                 820,712      825,509     724,379
Gain on sale                                 (655,296)           0           0
Changes in assets and liabilities:
  Decrease in restricted cash                 232,280        7,310     170,869
  (Increase) decrease in accounts and
    notes receivable                          (85,222)     (12,012)      6,430
  Decrease (increase) in other assets       1,116,709     (241,543)     56,967
  Increase (decrease) in accounts payable
    - trade                                   189,190      113,322     (83,161)
  Increase (decrease) in accounts payable
    - related parties                         143,012          460     (25,640)
  Increase (decrease) in accounts payable
    - taxes                                     3,760       (2,773)        899
  Increase (decrease) in interest payable     152,085      (31,904)         (2)
  (Decrease) increase in accrued liabilities  (57,646)     (17,805)     76,375
  Decrease in tenant security deposits         (3,667)      (2,759)    (11,932)
    Net cash provided by (used in)          ---------     ---------    -------
      operating activities                  1,248,192      (74,793)     87,578
                                            ---------     --------     -------
Cash flows from investing activities:
   Capital expenditures                      (170,375)    (104,401)    (72,847)
                                            ---------     --------     -------
      Net cash used in investing activities  (170,375)    (104,401)    (72,847)
                                            ---------     --------     -------
Cash flows from financing activities:
   Borrowings under debt obligations           20,939      221,555           0
   Repayments of debt financing               (12,899)     (86,150)    (20,632)
      Net cash provided by (used in)        ---------     --------     -------
        financing activities                    8,040      135,405     (20,632)
                                            ---------     --------     -------
Increase (decrease) in cash and cash
  equivalents                               1,085,857      (43,789)     (5,901)
Cash and cash equivalents at beginning
  of year                                      40,854       84,643      90,544
                                            ---------     --------     -------
Cash and cash equivalents at end of year   $1,126,711    $  40,854    $ 84,643
                                            =========     ========     =======
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest  $  509,946    $ 758,473    $905,095

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 1996, 1995, and 1994).

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

7.     Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 1996, uninsured funds held at one institution approximate $735,000.

8.     Other Income

Other income is comprised of the utilization of cash reserves, which had initially been deposited by the developer, on behalf of the Partnership, to fund shortfalls in debt service at Radisson Redick.

9.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

10.    Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees were deferred and are being amortized over the term of the related loans.

11.    Rental Properties

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

12.    New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

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

The Partnership was admitted, with a 95% general partner interest, to a Pennsylvania limited partnership which owned a building located in Louisiana consisting of 105 units and 6,900 square feet of commercial space, for a cash contribution of $3,450,000. This property was sold in October 1996.

NOTE E- DEBT OBLIGATIONS

Debt obligations consist of the following:
                                                            December 31,
                                                        1996           1995

Variable rate insured Industrial Development Bonds  $ 6,005,000    $ 6,005,000
due November 1, 1996. Interest payments are due semi-annually. The bond are collateralized by the related property. (A)

Note payable, interest at 13%; principal and
nterest due monthly; principal due December 1, 1996.    158,254        158,254

Mortgage payable, insured and regulated by the
Secretary of Housing and Urban Development (HUD)
under the National Housing Act; interest at 10.25%;
payable in monthly principal and interest installments
of $38,516.(B)                                                0      4,273,711
                                                     ----------     ----------
                                                    $ 6,163,254    $10,436,965
                                                     ==========     ==========
(A)    The   bonds  matured  on  November  1,  1996.   See   Note   F.
       Commitments and Contingencies.

(B) On October 10, 1996, the property was sold. See Note G. Sale of St. Mary's Market.

Annual principal payments of debt obligations are as follows:

                 Year Ending December 31,
                          1997              $6,163,254
                          1998                       0
                          1999                       0
                          2000                       0
                          2001                       0
                                             ---------
                                            $6,163,254
                                             =========
NOTE F - COMMITMENTS AND CONTINGENCIES

In October 1996, a property owned by the Registrant, Radisson Redick, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code.

NOTE G - SALE OF ST. MARY'S MARKET

On October 10, 1996, one of the Registrant's Ventures, St. Mary's Market Partnership sold its property to Residence Inn by Marriott, Inc. The property was sold for $6,270,000. After payment of the existing first mortgage loan balance of $4,432,356 and other selling costs, the net proceeds of the sale were approximately $1,171,000.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                            For the Years Ended December 31,
                                          1996           1995           1994
                                         ------         ------         ------
Net loss - book                      ($  607,725)   ($  712,598)   ($  827,606)
Excess of book over tax depreciation      12,815         57,160         30,091
Minority interest - tax only            (122,089)         7,881          7,380
Gain on foreclosure                      240,055              0              0
Audit adjustments                              0           (238)        73,911
                                       ---------      ---------      ---------
Net loss - tax                       ($  476,944)   ($  647,795)   ($  716,224)
                                       =========      =========      =========

Partners' equity - book               $1,938,698     $2,546,423     $3,259,021
Costs of issuance                      1,419,240      1,419,240      1,419,240
Cumulative book over tax loss          1,101,945        971,163        906,360
Facade easement donation (tax only)     (612,750)      (612,750)      (612,750)
                                       ---------      ---------      ---------
Partners' equity - tax                $3,847,133     $4,324,076     $4,971,871
                                       =========      =========      =========

                       SUPPLEMENTAL INFORMATION

                       DIVERSIFIED HISTORIC INVESTORS V
                            (a limited partnership)

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                Initial Cost to
                                  Partnership


                                           Buildings and   Date of       Date
Description      Encumbrances      Land    Improvements    Constr.     Acquired
(a)                  (e)                                     (a)

21 unit
condominium
complex in              -        $ 61,046   $ 1,461,413      1987      12/31/87
Red Hill, PA

105 apartment
units and 6,900
square feet of
commercial space
in New Orleans, LA       -           -            -          1988      12/30/87

89 room hotel
in Omaha, NE         6,163,254    286,909    10,166,705    1986-1987   12/28/87
                     ---------    -------    ----------
                    $6,163,254   $347,955   $11,628,118
                     =========    =======    ==========

                       Costs              Gross Amount at which Carried
                    Capitalized               at December 31, 1996
                    Subsequent to
                    Acquisition

                                          Buildings and                Accum.
Description    Improvements      Land     Improvements     Total       Depr.
(a)                                                        (b)(c)      (c)(d)

21 unit
condominium
complex in
Red Hill, PA           -      $ 61,046    $ 1,462,231 $ 1,523,277    $  536,862

105 apartment
units and 6,900
square feet of
commercial space
in New Orleans, LA     -          -           67,312       67,312

89 room hotel
in Omaha, NE        116,598    286,909    10,488,978    10,892,485    4,240,316
                    -------    -------    ----------    ----------    ---------
                   $116,598   $347,955   $12,018,521   $12,483,074   $4,777,178
                    =======    =======    ==========    ==========    =========

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The cost of real estate owned at December 31, 1996, for Federal income tax purposes was approximately $12,149,789. However, the depreciable basis of buildings and improvements for the Omaha and Red Hill properties was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

(C)    Reconciliation of real estate:

                                        1996            1995            1994
                                       ------          ------          ------
Balance at beginning of year        $19,507,622     $19,403,221     $19,330,374
Additions during the year:
   Improvements                         170,375         104,401          72,847
Deductions during the year:
   Sale of property                  (7,194,923)              0               0
                                     ----------      ----------      ----------
Balance at end of year              $12,483,074     $19,507,622     $19,403,221
                                     ==========      ==========      ==========
Reconciliation of accumulated depreciation:
                                        1996            1995            1994
                                       ------          ------          ------
Balance at beginning of year        $ 6,514,441     $ 5,814,124     $ 5,089,745
Depreciation expense for the year       695,508         700,317         724,379
Deductions during the year           (2,432,771)              0               0
                                     ----------      ----------      ----------
Balance at end of year              $ 4,777,178     $ 6,514,441     $ 5,814,124
                                     ==========      ==========      ==========

(D) See Note B to the consolidated financial statements for depreciation method and lives.

(E) See Note E to the consolidated financial statements for further information.

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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors V (DoHA-V), a Pennsylvania general partnership. The partners of DoHA-V are as follows:

Name                Age   Position           Term of Office  Period Served

Gerald Katzoff      49    Partner in DoHA-V  No fixed term   July 1987-May 1997

DHP, Inc.           --    Partner in DoHA-V  No fixed term   July 1987-May 1997
(Formerly Dover
Historic
Properties, Inc.)

SWDHA, Inc.         --    Partner in DoHA-V  No fixed term   Since May 1997

EPK, Inc.           --    Partner in DoHA-V  No fixed term   Since May 1997

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

                 e. Business Experience. DoHA-V is a general partnership formed in 1988. The General Partner is responsible for management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations. The General Partner may retain its affiliates to manage certain of the Properties.

                     On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-V. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

                    EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of DoHA-V.

                The officers and directors of EPK, Inc. are described below.

                Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Secretary and Treasurer of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary and Director of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant has paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

                d. Compensation of Directors - Registrant has no directors.

                e.    Termination of Employment and Change of  Control
Arrangement -
Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant, or a change in such individual's responsibilities following such a change in control.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1994 through 1996.

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

                                PART V

Item  14.  (A)  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.

           1.   Financial Statements:

                a.  Consolidated Balance Sheets at December 31, 1996 and 1995.

                b. Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

                c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994.

                d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

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

                     21               Subsidiaries   of  the  Registrant   are
                                      listed in Item 2. Properties of this Form 10-K.

                (b) Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                (c) Exhibits:

                    See Item 14(A)(3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIVERSIFIED HISTORIC INVESTORS V

Date: August 11, 1997            By: Dover Historic Advisors V, General Partner
      ---------------
                                     By: EPK, Inc., Partner

                                         By: /s/ Donna M. Zanghi
                                             -----------------------
                                             DONNA M. ZANGHI,
                                             Secretary and Treasurer

                                         By: /s/ Michele F. Rudoi
                                             -----------------------
                                             MICHELE F. RUDOI,
                                             Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                    Capacity               Date

DOVER HISTORIC ADVISORS V               General Partner

By: EPK, Inc., Partner

    By:  /s/ Donna M. Zanghi                                August 11, 1997
         -----------------------                            ---------------
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                               August 11, 1997
         -----------------------                            ---------------
         MICHELE F. RUDOI,
         Assistant Secretary