Form 10-Q
period 1997-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1997-08-12
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number                 33-15597
                       -----------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23-2479468
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

         Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1997, Registrant had cash of $797,030. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1997, Registrant had restricted cash of $109,001 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

                  In October 1996, Radisson Redick, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

               (3)  Results of Operations

                     During the first quarter of 1997, Registrant incurred a net loss of $330,125 ($29.33 per limited partnership unit) compared to a net loss of $183,790 ($16.33 per limited partnership unit) for the same period in 1996.

                      Rental and hotel income combined decreased $458,942 from $930,790 in the first quarter of 1996 to $471,848 in the same period in 1996. This decrease resulted from a decrease of $310,189 in rental income and a decrease of $148,753 in hotel income. The decrease in rental income is the result of the sale of St. Mary's Market in October 1996 and an increase in average occupancy at the Lofts at Red Hill (83% to 88%). The decrease in hotel income is due to a decrease in average occupancy (66% to 50%) partially offset by an increase in average nightly rates ($93.39 to $97.27) at the Radisson Redick.

                      Expense for rental operations decreased by $147,302 from $170,681 in the first quarter of 1996 to $23,379 in the same period in 1996. Expenses for rental operations decreased due to the sale of the St. Mary's Market partially offset by an increase in maintenance expense at the Lofts at Red Hill due to the painting of several units. Hotel operations expense decreased $14,453 from $527,859 in the first quarter of 1996 to $513,406 in the same period in 1997 due mainly to a decrease in management fees (which are based upon hotel revenues) and a decrease in overall operating expenses partially offset by an increase in legal fees incurred in connection with the bankruptcy proceedings.

                     Depreciation and amortization expense decreased $82,472 from $209,223 in the first quarter of 1996 to $126,751 in the same period in 1997. The decrease from the first quarter of 1996 to the same period in 1997 is the result of the sale of the St. Mary's Market and loan costs at Radisson Redick becoming fully amortized in November 1996.

                      Interest expense decreased by $84,423 from $183,199 in the first quarter of 1996 to $98,776 in the same period in 1996. The decrease is the result of the sale of the St. Mary's Market.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $289,000, compared to a loss of approximately $160,000 for the same period in 1996.

                     In the first quarter of 1997, Registrant incurred a loss of $281,000 at the Radisson Redick Hotel including $112,000 of depreciation compared to a loss of $142,000 in the first quarter of 1996, including $134,000 of depreciation and amortization expense. The increased loss from the first quarter of 1996 to the first quarter of 1997 is the result of a decrease in hotel income and an increase in legal fees partially offset by a decrease in management fees, operating expenses and amortization expense. Hotel income decreased due to a decrease in the average occupancy (66% to 50%) partially offset by an increase in average nightly rates ($93.39 to $97.27) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Legal fees increased due to fees incurred in connection with the bankruptcy proceedings, management fees (which are based upon hotel revenues) decreased due to the decrease in hotel income, and overall operating expenses decreased due to the decrease in average occupancy. Amortization expense decreased due to loan costs becoming fully amortized in November 1996.

                     In the first quarter of 1997, Registrant incurred a loss of $3,000 at the St. Mary's Market compared to a loss of $13,000 including $61,000 of depreciation expense in the first quarter of 1996. The decreased loss from the first quarter of 1996 to the first quarter of 1997 is the result of the sale of the property in October 1996.

                     In the first quarter of 1997, Registrant incurred a loss of $5,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $5,000 including $14,000 of depreciation expense in the first quarter of 1996. Although there was no change in the overall loss from the first quarter of 1996 to the same period in 1997, there was an increase in rental income due to an increase in the average occupancy (83% to 88%) partially offset by an increase in maintenance expense due to the painting of several units in the first quarter of 1997.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        March 31, 1997      December 31, 1996
                                          (Unaudited)
Rental properties, at cost:
Land                                      $   347,955         $   347,955
Buildings and improvements                 10,977,846          10,976,514
Furniture and fixtures                      1,158,605           1,158,605

                                           12,484,406          12,483,074
Less - Accumulated depreciation            (4,903,929)         (4,777,178)
                                           ----------          ----------
                                            7,580,477           7,705,896

Cash and cash equivalents                     797,030           1,126,711
Restricted cash                               109,001               8,956
Accounts and notes receivable                 168,731             172,869
Other  assets  (net  of  amortization of
$284,230 and $190,812 at March 31, 1997
and December 31, 1996, respectively)           32,804              31,677
                                           ----------          ----------
       Total                              $ 8,688,043         $ 9,046,109
                                           ==========          ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 6,163,254         $ 6,163,254
Accounts payable:
       Trade                                  497,389             517,295
       Related parties                         55,000             130,063
       Taxes                                   18,543              44,084
Interest payable                              257,859             158,962
Accrued liabilities                            78,530              79,243
Tenant security deposits                        8,895              14,510
                                           ----------          ----------
       Total liabilities                    7,079,470           7,107,411
                                           ----------          ----------
Partners' equity                            1,608,573           1,938,698
                                           ----------          ----------
       Total                              $ 8,688,043         $ 9,046,109
                                           ==========          ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)


                                     Three months           Three months
                                        ended                  ended
                                       March 31,              March 31,
                                         1997                   1996
Revenues:
Rental income                          $ 28,185              $  338,374
Hotel income                            443,663                 592,416
Interest income                           6,338                     382
                                        -------               ---------
       Total revenues                   478,186                 931,172
                                        -------               ---------
Costs and expenses:
Rental operations                        23,379                 170,681
Hotel operations                        513,406                 527,859
General and administrative               45,999                  24,000
Interest                                 98,776                 183,199
Depreciation and amortization           126,751                 209,223
                                        -------               ---------
       Total costs and expenses         808,311               1,114,962
                                        -------               ---------
Net loss                              ($330,125)            ($  183,790)
                                        =======               =========
Net loss per limited partnership unit ($  29.33)            ($    16.33)
                                        =======               =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                        Three months ended
                                                              March 31,
                                                        1997            1996
Cash flows from operating activities:
 Net loss                                           ($  330,125)    ($ 183,790)
 Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
 Depreciation and amortization                          126,751        209,223
 Changes in assets and liabilities:
 Increase in restricted cash                           (100,045)       (18,258)
 Decrease (increase) in accounts receivable               4,138        (77,543)
 Increase in other assets                                (1,127)        (5,357)
 (Decrease) increase in accounts payable - trade        (19,906)        67,934
 Increase in accounts payable - related parties         (75,063)       (10,581)
 (Decrease) increase in accounts payable - taxes        (25,541)        35,618
 Increase in interest payable                            98,897          3,551
 (Decrease) increase in accrued liabilities              (5,615)         4,122
 Decrease in tenant security deposits                      (713)          (554)
                                                      ---------        -------
Net cash (used in) provided by operating activities    (328,349)        24,365
                                                      ---------        -------
Cash flows from investing activities:
 Capital expenditures                                    (1,332)       (43,290)
                                                      ---------        -------
Net cash used in investing activities                    (1,332)       (43,290)
                                                      ---------        -------
Cash flows from financing activities:
 Principal payments                                           0         (4,838)
                                                      ---------        -------
Net cash used in financing activities                         0         (4,838)
                                                      ---------        -------
Decrease in cash and cash equivalents                  (329,681)       (23,763)

Cash and cash equivalents at beginning of period      1,126,711         40,854
                                                      ---------        -------
Cash and cash equivalents at end of period           $  797,030       $ 17,091
                                                      =========        =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                      PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

                In October 1996, Radisson Redick, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.        Submission of Matters to a Vote of Security Holders

                No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibit     Document
                    Number

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

                (b)   Reports on Form 8-K:

                      No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 12, 1997         DIVERSIFIED HISTORIC INVESTORS V

                                By: Dover Historic Advisors V, General Partner

                                    By: EPK, Inc., Partner

                                        By:  /s/ Donna M. Zanghi
                                             DONNA M. ZANGHI,
                                             Secretary and Treasurer