Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1997-08-26
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               ---------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited)
             Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

             (1)  Liquidity

                   As of June 30, 1996, Registrant had cash of $530,269. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                   As of June 30, 1997, Registrant had restricted cash of $278,469 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

             (2)  Capital Resources

                   Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. In the second quarter of 1997, expenditures fpr capital items were $0 at the Radisson Redick and $97 at the Lofts at Red Hill and for the first six months of 1997, expenditures for capital items were $2,533 at the Radisson Redick and $1,429 at the Lofts at Red Hill.

                  In October 1996, Radisson Redick, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay bonds issued with respect to the property as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

             (3)  Results of Operations

                   During the second quarter of 1997, Registrant incurred a net loss of $297,471 ($26.43 per limited partnership unit) compared to a net loss of $254,172 ($22.58 per limited partnership unit) for the same period in 1996. For the first six months of 1997, Registrant incurred a loss of $627,596 ($55.76 per limited partnership unit) compared to a net loss of $437,963 ($38.91 per limited partnership unit) for the same period in 1996.

                   Rental and hotel income combined decreased $320,128 from $898,987 in the second quarter of 1996 to $579,859 in the same period in 1997. $92,220 of the decrease was from hotel income and $227,908 of the decrease was from rental income. The decrease in hotel income is due to a decrease in the average occupancy (72% to 66%) and a decrease in average room rates ($94.50 to $93.90). The decrease in rental income is mainly attributable to the sale of the St. Mary's Market partially offset by an increase in rental income at the Lofts at Red Hill due to an increase in the average occupancy (72% to 89%).

                   Rental and hotel income decreased $779,070 from $1,829,777 for the first six months of 1996 to $1,050,707 for the same period of 1997. $240,973 of the decrease was due to hotel income and $538,097 of the decrease was due to rental income. The decrease in hotel income is due to a decrease in the average occupancy (80% to 64%) partially offset by an increase in average room rates ($93.96 to $95.37). The decrease in rental income is mainly attributable to the sale of the St. Mary's Market partially offset by an increase in rental income at the Lofts at Red Hill due to an increase in average occupancy (77% to 89%).

                   Expense for rental operations decreased by $85,770 from $177,378 in the second quarter of 1996 to $91,608 in the same period in 1997 and decreased by $233,072 from $348,059 for the first six months of 1996 to $114,987 for the same period in 1997 due to the sale of the St. Mary's Market. Hotel operations expense decreased $81,635 from $558,023 in the second quarter of 1996 to $476,388 in the same period in 1997 and decreased by $96,088 from $1,085,882 for the first six months of 1996 to $989,794 for the same period in 1997 due mainly to a decrease in management fees (which are based upon hotel revenues) and a decrease in overall operating expenses.

                   Interest expense decreased $44,017 from $184,916 in the second quarter of 1996 to $140,899 in the same period in 1997 and decreased $128,440 from $368,115 for the first six months of 1996 to $239,675 for the same period in 1997. The decrease in interest expense is the result of the sale of the St. Mary's Market partially offset by an increase in the interest rate at the Radisson Redick.

                   Depreciation and amortization expense decreased $82,472 from $209,223 in the second quarter of 1996 to $126,751 in the same period in 1997 and decreased $164,944 from $418,446 for the first six months of 1996 to $253,502 for the same period in 1997. The decrease is the result of the sale of the St. Mary's Market and loan costs at Radisson Redick becoming fully amortized in November 1996.

                   Losses incurred during the second quarter at the Registrant's three properties amounted to $181,000, compared to approximately $230,000 for the same period in 1996. For the first six months of 1997 the Registrant's three properties recognized a loss of $470,000 compared to approximately $390,000 for the same period in 1996.

                      In the second quarter of 1997, Registrant recognized a loss of $180,000 at the Radisson Redick Hotel including $113,000 of depreciation expense, compared to a loss of $125,000 in the second quarter of 1996, including $134,000 of depreciation and amortization expense and for the first six months of 1997, Registrant recognized a loss of $461,000 including $225,225 of depreciation expense compared to a loss of $267,000 for the same period in 1996, including depreciation expense of $268,000. The increase in the loss from the second quarter of 1996 and the first six months of 1996 to the same periods in 1997 is the result of a decrease in hotel income and an increase in interest expense partially offset by a decrease in management fees, operating expenses and amortization expense. Hotel income decreased due to a decrease in the average occupancy (72% to 66%) and a decrease in the average nightly rates ($94.50 to $93.90) for the quarter and a decrease in the average occupancy (80% to 64%) for the first six months partially offset by an increase in average nightly rates ($93.96 to $95.37) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Interest expense increased due to an increase in the interest rate as a result of the default interest that is charged on the bonds while the property is in bankruptcy. Management fees (which are based upon hotel revenues) decreased due to the decrease in hotel income, and overall operating expenses decreased due to the decrease in average occupancy. Amortization expense decreased due to loan costs becoming fully amortized in November 1996.

                  In the second quarter of 1997, Registrant incurred a loss of $0 at the St. Mary's Market, compared to a loss of $97,000 including $61,000 of depreciation expense in the second quarter of 1996 and for the first six months of 1997, Registrant incurred a loss of $3,000, compared to a loss of $110,000 for the first six months of 1996, including depreciation expense of $121,000. The decreased loss for both the second quarter and the first six months of 1997 from the same periods in 1996 is the result of the sale of the property in October 1996.

                  In the second quarter of 1997, Registrant incurred a loss of $1,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $8,000 including $14,000 of depreciation expense in the second quarter of 1996 and for the first six months of 1997, Registrant incurred a loss of $6,000, including $29,000 of depreciation expense compared to a loss of $13,000 for the first six months of 1996 including depreciation expense of $29,000. The decreased loss from the second quarter and the first six months of 1997 from the same periods in 1996 is the result of an increase in rental income due to an increase in the average occupancy (72% to 89%) for the quarter and (77% to 89%) for the first six months.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                  June 30, 1997 and December 31, 1996

                                Assets

                                      June 30, 1997         December 31, 1996
                                       (Unaudited)
Rental properties, at cost:
Land                                   $   347,955             $   347,955
Buildings and improvements              10,977,943              10,976,514
Furniture and fixtures                   1,161,138               1,158,605
                                        ----------              ----------
                                        12,487,036              12,483,074
Less - Accumulated depreciation         (5,030,680)             (4,777,178)
                                        ----------              ----------
                                         7,456,356               7,705,896

Cash and cash equivalents                  530,269               1,126,711
Restricted cash                            278,469                   8,956
Accounts and notes receivable              179,235                 172,869
Other assets (net of amortization of
  $284,230 and $190,812 at June 30,
  1997 and December 31, 1996,
  respectively).                           118,739                  31,677
                                        ----------              ----------
       Total                           $ 8,563,068             $ 9,046,109
                                        ==========              ==========

                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                       $ 6,163,254             $ 6,163,254
Accounts payable:
       Trade                               494,448                 517,295
       Related parties                      55,000                 130,063
       Taxes                                51,758                  44,084
Interest payable                           398,758                 158,962
Accrued liabilities                         79,848                  79,243
Tenant security deposits                     8,900                  14,510
                                        ----------              ----------
       Total liabilities                 7,251,966               7,107,411
                                        ----------              ----------
Partners' equity                         1,311,102               1,938,698
                                        ----------              ----------
       Total                           $ 8,563,068             $13,517,285
                                        ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                  Three months                 Six months
                                 ended June 30,              ended June 30,
                                1997        1996           1997         1996

Revenues:
   Rental income             $ 29,766   $  257,674     $   57,951   $  596,048
   Hotel income               549,093      641,313        992,756    1,233,729
   Interest income              5,315          380         11,653          762
                              -------    ---------      ---------    ---------
   Total revenues             584,174      899,367      1,062,360    1,830,539
                              -------    ---------      ---------    ---------
Costs and expenses:
   Rental operations           91,608      177,378        114,987      348,059
   Hotel operations           476,388      558,023        989,794    1,085,882
   General and
      administrative           45,999       24,000         91,998       48,000
   Interest                   140,899      184,916        239,675      368,115
   Depreciation and
      amortization            126,751      209,223        253,502      418,446
                              -------    ---------      ---------    ---------
   Total costs and
      expenses                881,645    1,153,540      1,689,956    2,268,502
                              -------    ---------      ---------    ---------
Net loss                    ($297,471) ($  254,172)   ($  627,596) ($  437,963)
                              =======    =========      =========    =========
Net loss per limited
   partnership unit         ($  26.43) ($    22.58)   ($    55.76) ($    38.91)
                              =======    =========      =========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)
                                                           Six months ended
                                                                June 30,
                                                           1997          1996
Cash flows from operating activities:
 Net loss                                             ($ 627,596)   ($ 437,963)
 Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
 Depreciation and amortization                           253,502       418,446
 Changes in assets and liabilities:
   (Increase) decrease in restricted cash               (269,513)       25,383
   Increase in accounts receivable                        (6,366)      (90,543)
   Increase in other assets                              (87,062)       (8,778)
   (Decrease) increase in accounts payable - trade       (22,847)      145,354
   (Decrease) increase in accounts payable -
      related parties                                    (75,063)       22,109
   Increase in accounts payable - taxes                    7,674         9,625
   Increase in interest payable                          239,796         7,102
   (Decrease) increase in accrued liabilities             (5,610)       12,220
   Increase (decrease) in tenant security deposits           605        (9,794)
                                                       ---------     ---------
Net cash (used in) provided by operating activities:    (592,480)       93,161
                                                       ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                     (3,962)      (87,687)
                                                       ---------     ---------
   Net cash used in investing activities:                 (3,962)      (87,687)
                                                       ---------     ---------
Cash flows from financing activities:
 Proceeds from debt financings                                 0             0
 Principal payments                                            0        (9,675)
                                                       ---------     ---------
Net cash used in financing activities:                         0        (9,675)
                                                       ---------     ---------
Decrease in cash and cash equivalents                   (596,442)       (4,201)

Cash and cash equivalents at beginning of period       1,126,711        40,854
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  530,269    $   36,653
                                                       =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 26, 1997         DIVERSIFIED HISTORIC INVESTORS V

                               By: Dover Historic Advisors V, General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/ Donna M. Zanghi
                                           -----------------------
                                           DONNA M. ZANGHI,
                                           Secretary and Treasurer