Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1997-11-14
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                               ---------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------
Commission file number                    33-15597
                       -----------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-24794680
-------------------------------                      -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

    SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA   19102
---------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

                                 N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes   X__  No

                    PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1997 and 1996 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

             (1)  Liquidity

                   As of September 30, 1997, Registrant had cash of $256,417. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                   As of September 30, 1997, Registrant had restricted cash of $172,927 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

             (2)  Capital Resources

                   Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. In the first nine months of 1997, expenditures for capital items were $15,832 at the Redick Plaza Hotel and $1,907 at the Lofts at Red Hill.

                   In  October  1996,  the  Redick  Plaza  Hotel,  was
transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. In July 1997, the loan was sold and the bankruptcy dismissed. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income.

             (3)  Results of Operations

                    During the third quarter of 1997, Registrant incurred a net loss of $1,347,424 ($119.73 per limited partnership unit) compared to a net loss of $449,989 ($39.99 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, Registrant incurred a loss of $1,975,020 ($175.49 per limited partnership unit) compared to a net loss of $887,952 ($78.90 per limited partnership unit) for the same period in 1996.

                   Rental and hotel income combined decreased $194,316 from $700,515 in the third quarter of 1996 to $506,199 in the same period in 1997. The decrease resulted mainly from a decrease in hotel income of $89,789 and a decrease of $104,527 in rental income. The decrease in hotel income is due to a decrease in the average occupancy (65% to 59%) and a decrease in average room rates ($92.01 to $90.66), as discussed below. The decrease in rental income is mainly attributable to the sale of the St. Mary's Market partially offset by an increase in rental income at the Lofts at Red Hill due to an increase in the average occupancy (72% to 98%).

                   Rental and hotel income decreased $973,386 from $2,530,292 for the first nine months of 1996 to $1,556,906 for the same period of 1997. This decrease is due to a net decrease of $642,624 in rental income and a decrease in hotel income of $330,762. The decrease in hotel income is due to a decrease in the average occupancy (67% to 58%) partially offset by an increase in the average room rates ($93.35 to $93.79), as discussed below. The decrease in rental income is mainly attributable to the sale of the St. Mary's Market partially offset by an increase in rental income at the Lofts at Red Hill due to an increase in the average occupancy (76% to 92%).

                   Expense for rental operations decreased by $124,739 from $159,048 in the third quarter of 1996 to $34,309 in the same period in 1997 and decreased by $357,811 from $507,107 for the first nine months of 1996 to $149,296 for the same period in 1997 due to the sale of St. Mary's Market.

                   Hotel operations expense decreased $121,063 from $569,203 in the third quarter of 1996 to $448,140 in the same period in 1997 due mainly to a decrease in wages and salaries due to a decrease in overall occupancy.

                   Hotel operations expense decreased $217,151 from $1,655,085 for the first nine months of 1996 to $1,437,934 in the same period in 1997 due mainly to a decrease in management fees (which are based upon hotel revenues) and a decrease in overall operating expenses and wages and salaries.

                    General and administrative expense increased $721,999 from $24,000 in the third quarter of 1996 to $745,999 in the same period in 1997 and increased $765,997 from $72,000 for the first nine months of 1996 to $837,997 for the same period in 1997. The increase from the third quarter and the first nine months of 1996 to the same periods in 1997 is the result of administrative fees incurred in the third quarter of 1997 in connection with the bankruptcy and subsequent negotiations with the new mortgage holder at the Redick Plaza Hotel.

                  Interest expense increased $314,049 from $189,253 in the third quarter of 1996 to $503,302 in the same period in 1997 and increased $185,609 from $557,368 for the first nine months of 1996 to $742,977 for the same period in 1997. The increase in interest expense is the result of an increase in the interest rate at the Redick Plaza Hotel partially offset by the sale of the St. Mary's Market.

                   Depreciation and amortization expense decreased $82,472 from $209,222 in the third quarter of 1996 to $126,750 in the same period in 1997 and decreased $247,416 from $627,668 for the first nine months of 1996 to $380,252 for the same period in 1997. The decrease from the first nine months of 1996 to the same period in 1997 is the result of the sale of the St. Mary's Market and loan costs at the Redick Plaza Hotel becoming fully amortized in November 1996.

                   Losses incurred during the third quarter at the Registrant's three properties amounted to $606,000, compared to approximately $425,000 for the same period in 1996. For the first nine months of 1997 the Registrant's three properties recognized a loss of $1,076,000 compared to approximately $815,000 for the same period in 1996.

                      In the third quarter of 1997, Registrant recognized a loss of $596,000 at the Redick Plaza Hotel including $225,000 of depreciation expense, compared to a loss of $208,000 in the third quarter of 1996, including $134,000 of depreciation and amortization expense. The loss from the third quarter of 1996 to the third quarter of 1997 increased due to a decrease in hotel income and an increase in interest expense partially offset by a decrease in wages and salaries and amortization expense. Hotel income decreased due to a decrease in the average occupancy (65% to 59%) and a decrease in the average nightly rates ($92.01 to $90.66) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Interest expense increased due to an increase in the interest rate as a result of the default interest that is charged on the bonds. Wages and salaries decreased due to the decrease in average occupancy and amortization expense decreased due to loan costs becoming fully amortized in November 1996.

                     For the first nine months of 1997, Registrant recognized a loss of $1,057,000 at the Redick Plaza Hotel including $337,000 of depreciation expense compared to a loss of $475,000 for the same period in 1996, including depreciation expense of $402,000. The loss from the first nine months of 1996 to the same period in 1997 increased due to a decrease in hotel income and an increase in interest expense partially offset by a decrease in management fees, wages and salaries, operating expenses and amortization expense. Hotel income decreased due to a decrease in the average occupancy (67% to 58%) partially offset by a slight increase in the average nightly rates ($93.35 to $93.79) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Interest expense increased due to an increase in the interest  rate  as  a result of the default interest  charged  on  the bonds. Management fees (which are based upon hotel revenues) decreased due to the decrease in hotel income, and overall operating expenses decreased due to the decrease in average occupancy. Wages and salaries decreased due to the decrease in average occupancy and amortization expense decreased due to loan costs becoming fully amortized in November 1996.

                   In the third quarter of 1997, Registrant incurred a loss of $0 at the St. Mary's Market, compared to a loss of $198,000 including $61,000 of depreciation expense in the second quarter of 1996 and for the first nine months of 1997, Registrant incurred a loss of $3,000 at the St. Mary's Market, compared to a loss of $308,000 for the first nine months of 1996, including depreciation expense of $182,000. The decreased loss for both the third quarter and the first nine months of 1997 from the same periods in 1996 is the result of the sale of the property in October 1996.

                   In the third quarter of 1997, Registrant incurred a loss of $10,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $19,000 including $14,000 of depreciation expense in the third quarter of 1996 and for the first nine months of 1997, Registrant incurred a loss of $16,000, including $43,000 of depreciation expense compared to a loss of $32,000 for the first nine months of 1996 including depreciation expense of $43,000. The decrease in the loss from the third quarter and the first nine months of 1996 to the same periods in 1997 is the result of an increase in rental income due to an increase in the average occupancy (72% to 98%) in the third quarter and (76% to 92%) for the first nine months.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
               September 30, 1997 and December 31, 1996

                                Assets

                                         September 30, 1997    December 31, 1996
                                            (Unaudited)
Rental properties, at cost:
Land                                        $   347,955           $   347,955
Buildings and improvements                   10,978,422            10,976,514
Furniture and fixtures                        1,174,437             1,158,605
                                             ----------            ----------
                                             12,500,814            12,483,074
Less - Accumulated depreciation              (5,157,430)           (4,777,178)
                                             ----------            ----------
                                              7,343,384             7,705,896

Cash and cash equivalents                       256,417             1,126,711
Restricted cash                                 172,927                 8,956
Accounts and notes receivable                   211,096               172,869
Other  assets  (net  of  amortization   of
$284,230  and  $190,812 at  September  30,
1997 and December 31, 1996, respectively)       167,686                31,677
                                             ----------            ----------
       Total                                $ 8,151,510           $ 9,046,109
                                             ==========            ==========

                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                            $ 6,796,874           $ 6,163,254
Accounts payable:
       Trade                                    404,090               517,295
       Related parties                           55,000               130,063
       Taxes                                     25,760                44,084
Interest payable                                818,169               158,962
Accrued liabilities                              77,879                79,243
Tenant security deposits                         10,060                14,510
                                             ----------            ----------
       Total liabilities                      8,187,832             7,107,411
                                             ----------            ----------
Partners' equity                                (36,322)            1,938,698
                                             ----------            ----------
       Total                                $ 8,151,510           $ 9,046,109
                                             ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                    Three months              Nine months
                                ended September 30,       ended September 30,
                                  1997        1996        1997          1996
                                 ------      ------      ------        ------
Revenues:
   Rental income             $   32,384  $  136,911    $   90,335    $  732,959
   Hotel income                 473,815     563,604     1,466,571     1,797,333
   Interest income                4,877         222        16,530           984
                              ---------   ---------     ---------     ---------
   Total revenues               511,076     700,737     1,573,436     2,531,276
                              ---------   ---------     ---------     ---------
Costs and expenses:
   Rental operations             34,309     159,048       149,296       507,107
   Hotel operations             448,140     569,203     1,437,934     1,655,085
   General and administrative   745,999      24,000       837,997        72,000
   Interest                     503,302     189,253       742,977       557,368
   Depreciation and           ---------   ---------     ---------     ---------
        amortization            126,750     209,222       380,252       627,668
                              ---------   ---------     ---------     ---------
   Total costs and expenses   1,858,500   1,150,726     3,548,456     3,419,228
                              ---------   ---------     ---------     ---------
Net loss                    ($1,347,424)($  449,989)  ($1,975,020)  ($  887,952)
                              =========   =========     =========     =========
Net loss per limited partnership
unit                        ($   119.73)($    39.99)  ($   175.49)  ($    78.90)
                              =========   =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                           Nine months ended
                                                            September 30,
                                                         1997            1996

Cash flows from operating activities:
 Net loss                                           ($1,975,020)   ($ 887,952)
 Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
 Depreciation and amortization                          380,252       627,668
 Changes in assets and liabilities:
   (Increase) decrease in restricted cash              (163,971)       89,276
   Increase in accounts receivable                      (38,227)      (62,515)
   Increase in other assets                            (136,012)      (16,152)
   (Decrease) increase in accounts payable - trade     (113,205)      359,523
   (Decrease) increase in accounts payable - related
     parties                                            (75,063)       85,162
   Decrease in accounts payable - taxes                 (18,324)      (15,716)
   Increase in interest payable                         659,207        10,653
   (Decrease) increase in accrued liabilities            (1,364)        8,657
   Decrease in tenant security deposits                  (4,450)      (43,343)
                                                      ---------       -------
Net cash (used in) provided by operating activities: (1,486,177)      155,261
                                                      ---------       -------
Cash flows from investing activities:
 Capital expenditures                                   (17,740)     (151,176)
                                                      ---------       -------
   Net cash used in investing activities:               (17,740)     (151,176)
                                                      ---------       -------
Cash flows from financing activities:
 Proceeds from debt financings                          633,623             0
 Principal payments                                           0       (14,512)
                                                      ---------       -------
Net cash provided by (used in) financing activities:    633,623       (14,512)
                                                      ---------       -------
Decrease in cash and cash equivalents                  (870,294)      (10,427)

Cash and cash equivalents at beginning of period      1,126,711        40,854
                                                      ---------       -------
Cash and cash equivalents at end of period           $  256,417      $ 30,427
                                                      =========       =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                              $        0      $546,714

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the fiscal year ended December 31, 1996.

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

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                               SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 1997       DIVERSIFIED HISTORIC INVESTORS V
        -----------------
                                By: Dover Historic Advisors V, General Partner

                                    By: EPK, Inc., Partner

                                        By: /s/ Donna M. Zanghi
                                            ----------------------------
                                            DONNA M. ZANGHI,
                                            Vice President and Secretary