Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1998-04-22
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1997
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    ----------------

Commission file                    33-15597
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                    Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1997, Registrant had
outstanding   11,142  units  of  limited  partnership  interest   (the
"Units").

                     Registrant is currently in its operating stage. It originally owned three properties or interests therein; however, in October 1996, its interest in one property was sold. It currently owns two properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                      In October 1996, a property owned by the Registrant, Redick Plaza Hotel, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. On October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In July 1997, the loan was sold and the bankruptcy dismissed. The Registrant entered into an agreement with the new note holder whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income from the property. For a description of the proceedings, see Item 2. Properties.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. One of the Registrant's properties is being held for rental operations and one is being held for hotel operations. At this time it is anticipated that these properties will continue to be held for those purposes. At such time as real property values in the areas in which the properties are located begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                     As  of  December 31, 1997, Registrant  owned  two
properties (or interests therein), located in Nebraska (one) and Pennsylvania (one). The Properties contain 89 hotel rooms and 21 apartment units. As of December 31, 1997, 18 of the apartment units were under lease at monthly rental rates ranging from $390 to $585. During 1997, the hotel maintained an average nightly room rate of $91.88 and average occupancy of 53%. Rental of the apartment units space is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being May and June and the slowest months being November and December. For a further discussion of the Properties, see Item 2, Properties.

                      The Registrant is affected by and subject to the general competitive conditions of the residential and hotel real estate industries. As a result of the overbuilding that occurred in the 1980's, the competition for residential tenants in the local market where the Registrant's residential property is located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential property currently owned by the Registrant is located in a suburb of Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitors in this market are organizations which own similar residential buildings. In this area, the apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base. The hotel is located in downtown Omaha, Nebraska and relies heavily on business travelers to the city. It recently began an aggressive marketing campaign intended to attract tourists to the hotel by offering weekend packages. The main competition to the hotel comes from other chain hotels in the area, especially hotels located closer to the airport.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8, Financial Statements and Supplementary
Data.

Item 2.        Properties

               As of the date hereof, Registrant owned two Properties, or interests therein. A summary description of each property held at December 31, 1997 is given below.

                a. Redick Plaza Hotel is an historically-certified building located at 1504 Harney Street, Omaha, Nebraska. In December 1987, the Registrant acquired a 100% equity ownership interest in this property. The property has been rehabilitated as an 89-room hotel. Additionally, the property has a restaurant with a seating capacity for 160, 3,500 sf of meeting/banquet space, and 45,510 sf of garage space (119 covered spaces). The acquisition and rehabilitation price of this property was approximately $9,500,000 ($71 per sf), financed in part by industrial revenue bonds from the City of Omaha of $6,500,000 (principal balance at December 31, 1997 of $6,404,574 including advances for legal fees and prepetition trade payables). On February 9, 1995, the Registrant refinanced the outstanding bonds which lowered the interest rate from 7.75% to a variable rate, giving due regard to prevailing financial market conditions, but in no event may the variable rate exceed 7.75%. The average interest rate on the bonds was 4.59% for the year ended December 31, 1996. Payments of interest only were due on the bonds monthly beginning March 2, 1995 and the entire principal balance was due on November 1, 1996. In October 1996, Redick Plaza Hotel, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to the other properties held by the Registrant. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In July 1997, the loan was sold and the bankruptcy dismissed. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income and the due date extended to September 30, 2002.

                      The property is managed by BCMI. Average occupancy was 53% in 1997 at an average room rate of $91.88. The occupancy for the previous four years has been 73% for 1996, 83% for 1995, 72% for 1994 and 73% for 1993. The average room rates have been $92.15 for 1996, $94.24 for 1995, $90.84 for 1994 and $79.66 for 1993.
For tax purposes, this property has a basis of $10,621,408 and is depreciated using the straight-line method with a useful life of 31.5 years. The annual real estate taxes are $107,139 which is based on an assessed value of $3,818,100 taxed at a rate of $2.80608 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Lofts at Red Hill is an historically-certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per sf). In September 1997, a mortgage was placed on the property in the amount of $400,000 (principal balance of $399,539 at December 31, 1997). The note accrues interest at 14% and is payable at 10% monthly with the entire principal balance due October 1, 2002. The proceeds from the mortgage were utilized to satisfy certain outstanding liabilities of the Registrant.

                     The property is managed by BCMI. As of December 31, 1997, 18 apartment units were under lease (86%) at monthly rental rates ranging from $390 to $585. All leases are renewable, one-year leases. The occupancy for the previous four years was 78% for 1996, 90% for 1995, 85% for 1994 and 81% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a basis of $1,478,232 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,361 which is based on an assessed value of $42,700 taxed at a rate of $31.35 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 118 units were sold or exchanged of record in 1997.

                b. As of December 31, 1997, there were 1,345 record holders of Units.

                c. Registrant did not declare any cash dividends in 1997 or 1996.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                      1997       1996         1995         1994         1993

Rental income     $  120,685 $  767,508   $1,205,122   $1,162,137   $1,093,652
Hotel income       1,755,787  2,387,200    2,548,434    2,442,274    2,307,827
Interest income       17,449      7,024        4,576        3,218        8,716
Net loss          (2,211,312)  (607,725)    (712,598)    (827,606)    (808,627)
Net loss per Unit    (196.48)    (54.00)      (63.32)      (73.54)      (71.85)
Total assets (net of
depreciation and
amortization)      7,964,174  9,046,109   13,517,285    14,035,936  14,927,634
Debt obligations   6,804,113  6,163,254   10,436,965    10,366,177  10,322,192

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1997, Registrant had cash of $57,736. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $176,129 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During 1997, Registrant incurred a net loss of $2,211,312 ($196.48 per limited partnership unit) compared to a net loss of $607,725 ($54.00 per limited partnership unit) in 1996 and a net loss of $712,598 ($63.32 per limited partnership unit) in 1995.

                     Rental and hotel income combined decreased from $3,753,556 in 1995 to $3,154,708 in 1996 and to $1,876,472 in 1997.
The decrease from 1996 to 1997 is the result of a decrease in rental income of $647,000 and a decrease of $631,000 in hotel income. The decrease in rental income is mainly attributable to an overall decrease in occupancy at St. Mary's Market due to the sale of the property partially offset by an increase in rental income at the Lofts at Red Hill due to an increase in the average occupancy. The decrease in hotel income is due to a decrease in the average occupancy (73% to 53%) and a decrease in the average nightly room rate ($92.15 to $91.88) at the Redick Plaza Hotel. The decrease from 1995 to 1996 is the result of a decrease in rental income of $438,000 and a decrease of $161,000 in hotel income. The decrease in rental income is mainly attributable to an overall decrease in occupancy at St. Mary's Market due to the sale of the property and the vacating of units as leases expired in anticipation of the sale of the property. The decrease in hotel income is due to a decrease in the average occupancy (83% to 73%) and a decrease in the average nightly room rate ($94.24 to $92.15) at the Redick Plaza Hotel.

                     Expense for rental operations decreased from $746,877 in 1995 to $605,294 in 1996 and to $196,216 in 1997. The
decrease from 1995 to 1996 and from 1996 to 1997 is due to an overall decrease in operating expenses at St. Mary's Market, as discussed below, as well as a decrease in real estate taxes at Lofts at Red Hill from 1995 to 1996 due to a reduction in the assessed value of the property. Hotel operations expense increased from $2,036,995 in 1995 to $2,237,857 in 1996 and decreased to $1,828,128 in 1997. The decrease from 1996 to 1997 is due to an overall decrease in operating expenses due to the decrease in average occupancy. The increase from 1996 to 1997 is due to an increase in rooms expense, professional and legal fees and wages and salaries expense as discussed below.

                    General and administrative expenses increased from $96,000 in 1995 to $98,859 in 1996 to $548,996 in 1997. The increase from 1996 to 1997 is the result of administrative fees incurred in the third quarter of 1997 in connection with the bankruptcy and subsequent negotiations with the new mortgage holder at the Redick Plaza Hotel.

                     Interest expense decreased from $765,349 in 1995 to $662,031 in 1996 and increased to $989,390 in 1997. The increase from 1996 to 1997 is the result of an increase in the interest rate at the Redick Plaza Hotel and interest expense at the Lofts at Red Hill due to the new loan partially offset by the sale of the St. Mary's Market. The decrease from 1995 to 1996 is due to the sale of St. Mary's Market in October 1996.

                     Depreciation and amortization expense decreased from $825,509 in 1995 to $820,712 in 1996 and to $542,504 in 1997.
The decrease from 1996 to 1997 is the result of the sale of the St. Mary's Market and loan costs at the Redick Plaza Hotel becoming fully amortized in November 1996 partially offset by the amortization of loan fees incurred in connection with refinancing of the Redick Plaza Hotel. The decrease from 1995 to 1996 is due to the sale of St. Mary's Market in October 1996 partially offset by the depreciation of additional personal property purchased in 1996 at Redick Plaza Hotel.

                     Of the total 1997 loss, a loss of approximately $1,561,000 was incurred at the Registrant's three properties compared to a loss of approximately $501,000 in 1996 and $603,000 in 1995. A discussion of property operations/activities follows.

                     In 1997, Registrant incurred a loss of $1,506,000
at the Redick Plaza Hotel including $453,000 of depreciation and amortization expense compared to a loss of $782,000 including $574,000 of depreciation and amortization expense in 1996 and a loss of $341,000 including $525,000 of depreciation expense in 1995. The increase in the loss from 1996 to 1997 is mainly due to decrease in rental income due to a decrease in the average occupancy (73% to 53%) and an increase in interest expense as a result of the increase in the interest rate of the first mortgage. The decrease is partially offset by an overall decrease in operating expenses due to the decrease in the average occupancy. The occupancy decreased due to the conversion to an independent hotel from an affiliation with the Radisson chain of hotels. The increased loss from 1995 to 1996 is due to a decrease in rooms revenue and an increase in rooms expense, professional and legal fees, wages and salaries and depreciation expense. Rooms revenue decreased due to a decrease in the average occupancy (83% to 73%) and a decrease in the average nightly room rate ($92.15 to $94.24) resulting from the opening of a new hotel in the area served by the Registrant and, accordingly, an increase in competition. Rooms expense increased due to an increase in commissions expense in an effort to increase occupancy, professional fees increased due to fees paid to a consulting firm in an effort to compete with the new hotel, legal fees increased due to fees incurred in connection with the bankruptcy filing and wages and salaries increased due to cost of living increases given to employees. Depreciation expense increased due to the depreciation of additional personal property purchased in 1996.

                     In 1997, Registrant incurred a loss of $25,000 at the St. Mary's Market compared to income of $319,000 including $189,000 of depreciation expense in 1996 and a loss of $206,000 including $242,000 of depreciation expense in 1995. The loss in 1997 relates to the write off of accounts receivable balances which were deemed uncollectable. Included in income in 1996 is a gain of $586,000 related to the sale of the building. Overall, exclusive of the gain resulting from the sale of the building, the loss increased from $206,000 in 1995 to $267,000 in 1996. The increase in the loss from 1995 to 1996 is due to a decrease in occupancy and an overall decrease in operating expenses due to the vacating of the units as leases expired in anticipation of the sale of the property.

                     In 1997, Registrant incurred a loss of $30,000 at the Lofts at Red Hill including $59,000 of depreciation and amortization expense compared to a loss of $38,000 including $58,000 of depreciation expense in 1996 and a loss of $56,000 including $58,000 of depreciation expense in 1995. The decrease in the loss from 1996 to 1997 is due to an increase in rental income due to an increase in the average occupancy (78% to 92%) partially offset by an increase in interest expense due to the new note (See Part 2. Properties.) The decrease in the loss from 1996 to 1995 is mainly the result of a decrease in real estate tax expense due to a reduction in the assessed value of the property.

Item 8.        Financial Statement and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors V and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 12, 1998

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

     Consolidated Balance Sheets at December 31, 1997 and 1996       12

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1997, 1996, and 1995                           13

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended  December 31, 1997, 1996, and 1995     14

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1997,  1996, and 1995                          15

     Notes to consolidated financial statements                     16-20

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           22

     Notes to Schedule XI                                             23




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                                 1997                  1996
Rental properties at cost:
   Land                                      $   347,955           $   347,955
   Buildings and improvements                 10,976,514            10,976,514
   Furniture and fixtures                      1,175,768             1,158,605
                                              ----------            ----------
                                              12,500,237            12,483,074
   Less - accumulated depreciation            (5,284,345)           (4,777,178)
                                              ----------            ----------
                                               7,215,892             7,705,896

Cash and cash equivalents                         57,736             1,126,711
Restricted cash                                  176,129                 8,956
Accounts and notes receivable                    117,468               172,869
Other assets (net of amortization
  of $190,812 and $65,610, respectively)         396,949                31,677
                                              ----------            ----------
               Total                         $ 7,964,174           $ 9,046,109
                                              ==========            ==========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                          $ 6,804,113           $ 6,163,254
   Accounts payable:
        Trade                                    385,613               517,295
        Related parties                           55,000               130,063
        Taxes                                     35,123                44,084
   Interest payable                              869,660               158,962
   Accrued liabilities                            77,899                79,243
   Tenant security deposits                        9,380                14,510
                                              ----------            ----------
               Total liabilities               8,236,788             7,107,411
                                              ----------            ----------
Partners' equity                                (272,614)            1,938,698
                                              ----------            ----------
               Total                         $ 7,964,174           $ 9,046,109
                                              ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995

                                             1997         1996         1995

Revenues:
   Rental income                          $  120,685   $  767,508   $1,205,122
   Hotel income                            1,755,787    2,387,200    2,548,434
   Interest income                            17,449        7,024        4,576
   Gain on sale of property                        0      655,296            0
                                           ---------    ---------    ---------
               Total revenues              1,893,921    3,817,028    3,758,132
                                           ---------    ---------    ---------
Costs and expenses:
   Rental operations                         196,215      605,294      746,877
   Hotel operations                        1,828,128    2,237,857    2,036,995
   General and administrative                548,996       98,859       96,000
   Interest                                  989,390      662,031      765,349
   Depreciation and amortization             542,504      820,712      825,509
                                           ---------    ---------    ---------
               Total costs and expenses    4,105,233    4,424,753    4,470,730
                                           ---------    ---------    ---------
Net loss                                 ($2,211,312) ($  607,725) ($  712,598)
                                           =========    =========    =========

Net loss per limited partnership unit    ($   196.48) ($    54.00) ($    63.32)
                                           =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995

                                           Dover
                                          Historic      Limited
                                       Advisors V (1) Partners (2)      Total

Percentage participation in profit or loss   1%           99%            100%

Balance at December 31, 1994            ($136,563)    $3,395,584    $3,259,021
Net loss                                   (7,126)      (705,472)     (712,598)
                                          -------      ---------     ---------
Balance at December 31, 1995             (143,689)     2,690,112     2,546,423
Net loss                                   (6,077)      (601,648)     (607,725)
                                          -------      ---------     ---------
Balance at December 31, 1996             (149,766)     2,088,464     1,938,698
Net loss                                  (22,113)    (2,189,199)   (2,211,312)
                                          -------      ---------     ---------
Balance at December 31, 1997            ($171,879)   ($  100,735)  ($  272,614)
                                          =======      =========     =========


(1)    General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                              1997           1996        1995

Cash flows from operating activities:
   Net loss                               ($2,211,312) ($  607,725) ($  712,598)
   Adjustments to reconcile net loss to
     net cash (used in) provided by
     operating activities:
Depreciation and amortization                 542,504      820,712      825,509
Gain on sale                                        0     (655,296)           0
Changes in assets and liabilities:
   (Increase) decrease in restricted cash    (167,173)     232,280        7,310
   Decrease (increase) in accounts and notes
     receivable                                55,401      (85,222)     (12,012)
   (Increase) decrease in other assets       (400,613)   1,116,709     (241,543)
   (Decrease) increase in accounts payable
      - trade                                (131,681)     189,190      113,322
   (Decrease) increase in accounts payable
      - related                               (75,063)     143,012          460
   (Decrease) increase in accounts payable
      - taxes                                  (8,961)       3,760       (2,773)
   Increase (decrease) in interest payable    710,698      152,085      (31,904)
   Decrease in accrued liabilities             (5,130)     (57,646)     (17,805)
   Decrease in tenant security deposits        (1,344)      (3,667)      (2,759)
     Net cash (used by) provided by         ---------    --------     ---------
       operating activities                (1,692,674)   1,248,192      (74,793)
                                            ---------    ---------    ---------
Cash flows from investing activities:
   Capital expenditures                       (17,163)    (170,375)    (104,401)
                                            ---------    ---------    ---------
      Net cash used in investing activities   (17,163)    (170,375)    (104,401)
                                            ---------    ---------    ---------
Cash flows from financing activities:
   Borrowings under debt obligations          640,862       20,939      221,555
   Repayments of debt financing                     0      (12,899)     (86,150)
                                            ---------    ---------    ---------
      Net cash provided by financing
        activities                            640,862        8,040      135,405
                                            ---------    ---------    ---------
(Decrease) increase in cash and cash
   equivalents                             (1,068,975)   1,085,857      (43,789)
Cash and cash equivalents at beginning of
   year                                     1,126,711       40,854       84,643
                                            ---------    ---------    ---------
Cash and cash equivalents at end of year   $   57,736   $1,126,711   $   40,854
                                            =========    =========    =========
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest  $  278,692   $  509,946   $  758,473

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

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 1997, 1996, and 1995).

4      Income Taxes

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

8.     Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees were deferred and are being amortized over the term of the related loans.

9.     Rental Properties

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

NOTE E- DEBT OBLIGATIONS

Debt obligations consist of the following:
                                                              December 31,
                                                            1997        1996
                                                           ------      ------
Variable rate insured Industrial Development Bonds due   $6,404,574  $6,005,000
September 30, 2002; interest only payable monthly to the extent of net operating income; collateralized by the related property.

Note payable, interest at 13%; principal and interest             0     158,254
due monthly; principal due December 1, 1996.

Note payable, interest accrues at 14%; payable at 10%
monthly; principal due October 1, 2002.                     399,539           0
                                                           ---------   ---------
                                                          $6,804,113  $6,163,254
                                                           =========   =========
Annual principal payments of debt obligations are as follows:

                               Year Ending December 31,
                          1998        $        0
                          1999                 0
                          2000                 0
                          2001                 0
                          2002         6,804,113
                                       ---------
                                      $6,804,113
                                       =========

NOTE F - COMMITMENTS AND CONTINGENCIES

In October 1996, a property owned by the Partnership, Redick Plaza Hotel, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Partnership owns a 99% interest. The property was transferred so that it would be held by the Partnership in a manner similar to the other properties held by the Partnership. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In July 1997, the loan was sold and the bankruptcy dismissed. The Partnership entered into an agreement with the new note holder of the note whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income.

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

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                          For the Years Ended December 31,
                                          1997         1996            1995
                                         ------       ------          ------
Net loss - book                       ($2,211,312)  ($  607,725)  ($  712,598)
Excess of book over tax depreciation       85,758        12,815        57,160
Minority interest - tax only              (14,399)     (122,089)        7,881
Gain on foreclosure                             0       240,055             0
Audit adjustments                               0             0          (238)
                                        ---------     ---------     ---------
Net loss - tax                        ($2,139,953)  ($  476,944)  ($  647,795)
                                        =========     =========     =========
Partners' equity - book               ($  272,613)   $1,938,698    $2,546,423
Costs of issuance                       1,419,240     1,419,240     1,419,240
Cumulative book over tax loss           1,173,303     1,101,945       971,163
Facade easement donation (tax only)      (612,750)     (612,750)     (612,750)
                                        ---------     ---------     ---------
Partners' equity - tax                 $1,707,180    $3,847,133    $4,324,076
                                        =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                          DIVERSIFIED HISTORIC INVESTORS V
                               (a limited partnership)

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   DECEMBER 31, 1997

                                    Initial Cost to
                                        Partnership

                                                     Buildings
                                                        and      Date of   Date
Description (a)          Encumbrances      Land     Improvements Constr. Acquir.
                             (e)                                   (a)

21 unit condominium
complex in Red Hill, PA   $  399,539     $ 61,046  $ 1,461,413    1987  12/31/87

105 apartment units
and 6,900 square feet
of commercial space
in New Orleans, LA              -             -          -        1988  12/30/87

89 room hotel in
Omaha, NE                  6,404,574      286,909   10,166,705   86-87  12/28/87
                           ---------      -------   ----------
                          $6,804,113     $347,955  $11,628,118
                           =========      =======   ==========

                        Costs              Gross Amount at which Carried
                     Capitalized               at December 31, 1997
                      Subsequent
                          to
                     Acquisition

                                              Buildings
                                                 and                Accumulated
  Description (a)    Improvements   Land     Improvements    Total      Depr.
                                                             (b)(c)    (c)(d)

21 unit condominium
complex in Red Hill, PA      -     $ 61,046   $1,463,562   $1,524,608 $  594,811

105 apartment units
and 6,900 square feet
of commercial space
in New Orleans, LA           -         -          67,312       67,312

89 room hotel in
Omaha, NE                116,598    286,909   10,621,408   10,908,317  4,689,534
                         -------    -------   ----------   ----------  ---------
                        $116,598   $347,955  $12,152,282  $12,500,237 $5,284,345
                         =======    =======   ==========   ==========  =========

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1997

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The cost of real estate owned at December 31, 1997, for Federal income tax purposes was approximately $12,166,951. However, the depreciable basis of buildings and improvements for the Omaha and Red Hill properties was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

(C)    Reconciliation of real estate:

                                            1997          1996          1995
                                           ------        ------        ------
Balance at beginning of year            $12,483,074   $19,507,622   $19,403,221
Additions during the year:
   Improvements                              17,163       170,375       104,401
Deductions during the year:
   Sale of property                               0    (7,194,923)            0
                                         ----------    ----------    ----------
Balance at end of year                  $12,500,237   $12,483,074   $19,507,622
                                         ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                            1997          1996          1995
                                           ------        ------        ------
Balance at beginning of year            $ 4,777,178   $ 6,514,441   $ 5,814,124
Depreciation expense for the year           507,167       695,508       700,317
Deductions during the year                        0    (2,432,771)            0
                                         ----------    ----------    ----------
Balance at end of year                  $ 5,284,345   $ 4,777,178   $ 6,514,441
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

                     Spencer Wertheimer was appointed on May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities ventures.

                     Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                    Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant has paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1995 through 1997.

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

                                PART V

Item  14.     (A)   Exhibits,  Financial  Statement  Schedules  and
                    Reports on Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

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

                          21           Subsidiaries   of  the  Registrant   are
                                       listed in Item 2. Properties of this Form 10-K.

                    (b)   Reports on Form 8-K:

                          No reports were filed on Form 8-K during the quarter ended December 31, 1997.

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

                                DIVERSIFIED HISTORIC INVESTORS

Date:  August 11, 1997          By: Dover Historic Advisors V, General Partner
       ---------------
                                    By: EPK, Inc., Partner

                                        By: /s/ Spencer Wertheimer
                                            -----------------------
                                            SPENCER WERTHEIMER
                                            President and Treasurer

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

       Signature                          Capacity                   Date

DOVER HISTORIC ADVISORS V               General Partner

By: EPK, Inc., Partner

    By:  /s/ Spencer Wertheimer                                 April 15, 1998
         -----------------------                                --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                                   April 15, 1998
         -----------------------                                --------------
         MICHELE F. RUDOI,
         Assistant Secretary