Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1998-06-30
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number                    33-15597
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2479468
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

              1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $93,877. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $180,498 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a net loss of $653,740 ($58.09 per limited partnership unit) compared to a net loss of $330,125 ($29.33 per limited partnership unit) for the same period in 1997.

                      Rental and hotel income combined decreased $185,753 from $471,848 in the first quarter of 1997 to $286,095 in the same period in 1998. This decrease resulted from an increase of $3,635 in rental income and a decrease of $189,388 in hotel income. The increase in rental income is the result of an increase in average occupancy at the Lofts at Red Hill (88% to 93%). The decrease in hotel income is due to a decrease in average occupancy (50% to 31%) combined with a decrease in average nightly rates ($97.27 to $89.89) at the Redick Plaza Hotel, as discussed below.

                     Hotel operations expense decreased $4,621 from $513,406 in the first quarter of 1997 to $508,785 in the same period in 1998 due to an overall decrease in operating expenses due to the decrease in occupancy.

                     Depreciation and amortization expense increased $18,801 from $126,751 in the first quarter of 1997 to $145,552 in the same period in 1998. The increase from the first quarter of 1996 to the same period in 1997 is the result of the amortization of loan fees incurred in connection with the refinancing of the Redick Plaza Hotel in July 1997.

                      Interest expense increased by $148,956 from $98,776 in the first quarter of 1997 to $247,732 in the same period in 1998. The increase is the result of an increase in the interest rate at the Redick Plaza Hotel due to the July 1997 refinancing and an increase in interest expense at the Lofts at Red Hill due to a new loan.

                      Losses  incurred  during  the  quarter  at   the
Registrant's two properties amounted to $619,000, compared to a loss of approximately $286,000 for the same period in 1997.

                     In the first quarter of 1998, Registrant incurred a loss of $601,000 at the Redick Plaza Hotel including $115,000 of depreciation and amortization expense compared to a loss of $281,000 in the first quarter of 1997, including $112,000 of depreciation and amortization expense. The increased loss from the first quarter of 1997 to the first quarter of 1998 is the result due to a decrease in average occupancy (50% to 31%) combined with a decrease in average nightly rates ($97.27 to $89.89) at the Redick Plaza Hotel combined with an increase in interest expense due to the July 1997 refinancing which included an interest rate increase. The increased loss is partially offset by an overall decrease in operating expenses due to the decrease in occupancy.

                     In the first quarter of 1998, Registrant incurred a loss of $18,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $5,000 including $14,000 of depreciation expense in the first quarter of 1997. The increase in the loss from the first quarter of 1996 to the same period in 1997 is due to an increase in interest expense partially offset by an increase in rental income due to an increase in the average occupancy (88% to 92%). Interest expense increased due to the new note placed on the property in September 1997.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         March 31, 1998        December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   347,955             $   347,955
Buildings and improvements                 10,976,514              10,976,514
Furniture and fixtures                      1,175,768               1,175,768
                                           ----------              ----------
                                           12,500,237              12,500,237
Less - Accumulated depreciation            (5,410,036)             (5,284,345)
                                           ----------              ----------
                                            7,090,201               7,215,892

Cash and cash equivalents                      93,877                  57,736
Restricted cash                               180,498                 176,129
Accounts and notes receivable                  90,539                 117,468
Other assets (net of amortization of
$305,604 and $319,567 at March 31, 1998
and December 31, 1997, respectively)          377,089                 396,949
                                           ----------              ----------
       Total                              $ 7,832,204             $ 7,964,174
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 6,807,655             $ 6,804,113
Accounts payable:
       Trade                                  622,074                 385,613
       Related parties                         33,656                  55,000
       Taxes                                   97,833                  35,123
Interest payable                            1,101,850                 869,660
Accrued liabilities                            85,675                  77,899
Tenant security deposits                        9,815                   9,380
                                           ----------              ----------
       Total liabilities                    8,758,558               8,236,788
                                           ----------              ----------
Partners' equity                             (926,354)               (272,614)
                                           ----------              ----------
       Total                              $ 7,832,204             $ 7,964,174
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                          Three months             Three months
                                              ended                    ended
                                            March 31,                March 31,
                                              1998                     1997
Revenues:
Rental income                             $   31,820               $   28,185
Hotel income                                 254,275                  443,663
Interest income                                  689                    6,338
                                             -------                  -------
       Total revenues                        286,784                  478,186
                                             -------                  -------
Costs and expenses:
Rental operations                             22,456                   23,379
Hotel operations                             508,785                  513,406
General and administrative                    15,999                   45,999
Interest                                     247,732                   98,776
Depreciation and amortization                145,552                  126,751
                                             -------                  -------
       Total costs and expenses              940,524                  808,311
                                             -------                  -------
Net loss                                 ($  653,740)             ($  330,125)
                                             =======                  =======

Net loss per limited partnership unit    ($    58.09)             ($    29.33)
                                             =======                  =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                          1998         1997
Cash flows from operating activities:
 Net loss                                             ($  653,740) ($  330,125)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                            145,552      126,751
 Changes in assets and liabilities:
 Increase in restricted cash                               (4,369)    (100,045)
 Decrease in accounts receivable                           26,929        4,138
 Increase in other assets                                       0       (1,127)
 Increase (decrease) in accounts payable - trade          236,460      (19,906)
 Decrease in accounts payable - related parties           (21,344)     (75,063)
 Increase (decrease) in accounts payable - taxes           62,710      (25,541)
 Increase in interest payable                             232,190       98,897
 Increase (decrease) increase in accrued liabilities          435       (5,615)
 Increase (decrease) in tenant security deposits            7,776         (713)
                                                          -------      -------
Net cash provided by (used in) operating activities        32,599     (328,349)
                                                          -------      -------
Cash flows from investing activities:
 Capital expenditures                                           0       (1,332)
                                                          -------      -------
Net cash used in investing activities                           0       (1,332)
                                                          -------      -------
Cash flows from financing activities:
 Principal payments                                         3,542            0
                                                          -------      -------
Net cash provided by financing activities                   3,542            0
                                                          -------      -------
Increase (decrease) in cash and cash equivalents           36,141     (329,681)

Cash and cash equivalents at beginning of period           57,736    1,126,711
                                                          -------    ---------
Cash and cash equivalents at end of period             $   93,877   $  797,030
                                                          =======    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

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

                    No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 29, 1998         DIVERSIFIED HISTORIC INVESTORS V
        -------------
                              By: Dover Historic Advisors V, General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                          ----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer