Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1998-08-27
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ---------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission file number                    33-15597
                       -----------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2479468
------------------------------                     -------------------
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

                    PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

             (1)  Liquidity

                   As of June 30, 1998, Registrant had cash of $113,681. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                   As of June 30, 1998, Registrant had restricted cash of $119,577 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

             (3)  Results of Operations

                   During the second quarter of 1998, Registrant incurred a net loss of $384,598 ($34.17 per limited partnership unit) compared to a net loss of $297,471 ($26.43 per limited partnership unit) for the same period in 1997. For the first six months of 1998, Registrant incurred a loss of $1,038,340 ($92.26 per limited partnership unit) compared to a net loss of $627,596 ($55.76 per limited partnership unit) for the same period in 1997.

                   Rental and hotel income combined decreased $205,982 from $579,859 in the second quarter of 1997 to $372,877 in the same period in 1997. $208,961 of the decrease was from hotel income and there was a $2,979 increase in rental income. The decrease in hotel income is due to a decrease in the average occupancy (66% to 46%) and a decrease in average room rates ($93.90 to $84.08) at the Redick Plaza Hotel. The increase in rental income is due to an increase in the average occupancy (89% to 95%) at the Lofts at Red Hill.

                   Rental and hotel income decreased $391,735 from $1,050,707 for the first six months of 1997 to $658,972 for the same period of 1998. $398,349 of the decrease was due to hotel income and there was a $6,614 increase in rental income. The decrease in hotel income is due to a decrease in the average occupancy (64% to 39%) and a decrease in average room rates ($95.37 to $86.98) at the Redick Plaza Hotel. The increase in rental income is due to an increase in average occupancy (89% to 94%) at the Lofts at Red Hill.

                   Expense for rental operations decreased by $75,559 from $91,608 in the second quarter of 1997 to $16,049 in the same period in 1998 and decreased by $76,480 from $114,987 for the first six months of 1997 to $38,507 for the same period in 1998 due to legal fees incurred in the second quarter of 1997 in connection with the bankruptcy of the Redick Plaza Hotel that did not recur in 1998.

                   Hotel operations expense decreased $142,515 from $476,388 in the second quarter of 1997 to $333,873 in the same period in 1998 and decreased $147,136 from $989,794 for the first six months of 1997 to $842,658 for the same period in 1998 due to an overall decrease in operating expenses due to the decrease in occupancy.

                     Interest expense increased $105,748 from $140,899 in the second quarter of 1997 to $246,647 in the same period in 1998 and increased $254,704 from $239,675 for the first six months of 1997 to $494,379 for the same period in 1998. The increase in interest expense is the result of an increase in the interest rate at the Redick Plaza Hotel due to the July 1997 refinancing and an increase in interest expense at the Lofts at Red Hill due to a new loan.

                   Depreciation and amortization expense increased $37,602 from $253,502 in the second quarter of 1997 to $291,104 in the same period in 1998 and increased $18,801 from $126,751 for the first six months of 1997 to $145,552 for the same period in 1998. The increase is the result of the amortization of loan fees incurred in July 1997 connection with the refinancing of the Redick Plaza Hotel.

                   Losses incurred during the second quarter at the Registrant's three properties amounted to $351,000, compared to approximately $181,000 for the same period in 1997. For the first six months of 1998 the Registrant's three properties recognized a loss of $970,000 compared to approximately $467,000 for the same period in 1997.

                      In the second quarter of 1998, Registrant recognized a loss of $341,000 at the Redick Plaza Hotel including $115,000 of depreciation and amortization expense, compared to a loss of $180,000 in the second quarter of 1997, including $113,000 of depreciation and amortization expense and; for the first six months of 1998, incurred a loss of $942,000 including $230,000 of depreciation and amortization expense, compared to a loss of $461,000 for the same period in 1997, including depreciation and amortization expense of $225,000. The increase in the losses from the second quarter of 1997 and the first six months of 1997 to the same periods in 1998 is the result of a decrease in rental income due to a decrease in average occupancy (66% to 46%) and a decrease in the average nightly rates ($93.90 to $84.08) for the quarter and a decrease in the average occupancy (64% to 39%) for the first six months and a decrease in the average nightly rates ($95.37 to $86.98) combined with an increase in interest expense due to the July 1997 refinancing which included an interest rate increase. The increased loss is partially offset by an overall decrease in operating expenses due to the decrease in occupancy.

                    In the second quarter of 1998, Registrant incurred a loss of $10,000 at the Lofts at Red Hill, including $14,000 of depreciation expense, compared to a loss of $1,000 including $14,000 of depreciation expense in the second quarter of 1997 and for the first six months of 1998, incurred a loss of $28,000, including $30,000 of depreciation expense compared to a loss of $6,000 for the first six months of 1997 including depreciation expense of $29,000. The increased loss from the second quarter and the first six months of 1998 from the same periods in 1997 is the result of an increase in interest expense partially offset by an increase in rental income due to an increase in the average occupancy (89% to 95%) for the second quarter and (89% to 94%) for the first six months. Interest expense increased due to the new note placed on the property in September 1997.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                  June 30, 1998 and December 31, 1997

                                Assets

                                         June 30, 1998         December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   347,955             $   347,955
Buildings and improvements                 10,976,514              10,976,514
Furniture and fixtures                      1,175,768               1,175,768
                                           ----------              ----------
                                           12,500,237              12,500,237
Less - Accumulated depreciation            (5,535,727)             (5,284,345)
                                           ----------              ----------
                                            6,964,510               7,215,892

Cash and cash equivalents                     113,681                  57,736
Restricted cash                               119,577                 176,129
Accounts and notes receivable                 117,274                 117,468
Other assets (net of amortization of
  $325,465 and $190,812 at June 30,
  1998 and December 31, 1997,
  respectively).                              364,727                 396,949
                                           ----------              ----------
       Total                              $ 7,679,769             $ 7,964,174
                                           ==========              ==========
                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                          $ 6,815,427             $ 6,804,113
Accounts payable:
       Trade                                  621,133                 385,613
       Related parties                         33,656                  55,000
       Taxes                                   95,258                  35,123
Interest payable                            1,334,227                 869,660
Accrued liabilities                            81,152                  77,899
Tenant security deposits                        9,870                   9,380
                                           ----------              ----------
       Total liabilities                    8,990,723               8,236,788
                                           ----------              ----------
Partners' equity                           (1,310,954)              (272,614)
                                           ----------              ----------
       Total                              $ 7,679,769             $ 7,964,174
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                   Three months               Six months
                                  ended June 30,            Ended June 30,
                                1998        1997          1998         1997

Revenues:
   Rental income            $  32,745    $  29,766     $  64,565   $   57,951
   Hotel income               340,132      549,093       594,407      992,756
   Interest income                645        5,315         1,334       11,653
                             --------     --------     ---------    ---------
   Total revenues             373,522      584,174       660,306    1,062,360
                             --------     --------     ---------    ---------
Costs and expenses:
   Rental operations           16,049       91,608        38,507      114,987
   Hotel operations           333,873      476,388       842,658      989,794
   General and
      Administrative           15,999       45,999        31,998       91,998
   Interest                   246,647      140,899       494,379      239,675
   Depreciation and
      Amortization            145,552      126,751       291,104      253,502
                             --------     --------     ---------     --------
   Total costs and
      Expenses                758,120      881,645     1,698,646    1,689,956
                             --------     --------     ---------     --------
Net loss                   ($ 384,598)  ($ 297,471)  ($1,038,340)  ($ 627,596)
                             ========     ========     =========     ========
Net loss per limited
   partnership unit        ($   34.17)  ($   26.43)  ($    92.26)  ($   55.76)
                             ========     ========     =========     ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                        Six months ended
                                                              June 30,
                                                         1998          1997
Cash flows from operating activities:
 Net loss                                            ($1,038,340)   ($ 627,596)
   Adjustments to reconcile net loss to net cash
     provided (used in) by operating activities:
 Depreciation and amortization                           291,104       253,502
 Changes in assets and liabilities:
   Decrease (increase) in restricted cash                 56,552      (269,513)
   Decrease (increase) in accounts receivable                194        (6,366)
   Increase in other assets                               (7,499)      (87,062)
   Increase (decrease) in accounts payable - trade       235,519       (22,847)
   Decrease in accounts payable - related parties        (21,344)      (75,063)
   Increase in accounts payable - taxes                   60,135         7,674
   Increase in interest payable                          464,567       239,796
   Increase (decrease) increase in accrued liabilities     3,253        (5,610)
   Increase in tenant security deposits                      490           605
                                                       ---------     ---------
Net cash provided by (used in) operating activities:      44,631      (592,480)
                                                       ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                          0        (3,962)
                                                       ---------     ---------
   Net cash used in investing activities:                      0        (3,962)
                                                       ---------     ---------
Cash flows from financing activities:
 Proceeds from debt financings                            11,314             0
 Principal payments                                            0             0
                                                       ---------     ---------
Net cash provided by financing activities:                11,314             0
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents          55,945      (596,442)

Cash and cash equivalents at beginning of period          57,736     1,126,711
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  113,681    $  530,269
                                                       =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   August 20, 1998       DIVERSIFIED HISTORIC INVESTORS V
        ---------------
                              By: Dover Historic Advisors V, General Partner

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