Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1998-12-01
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               ---------------------------------------
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

                    PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1998 and 1997 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

             (1)  Liquidity

                   As of September 30, 1998, Registrant had cash of $18,644. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                   As of September 30, 1998, Registrant had restricted cash of $478,199 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

             (3)  Results of Operations

                    During the third quarter of 1998, Registrant incurred a net loss of $510,254 ($45.34 per limited partnership unit) compared to a net loss of $1,347,424 ($119.73 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, Registrant incurred a loss of $1,548,593 ($137.60 per limited partnership unit) compared to a net loss of $1,975,020 ($175.49 per limited partnership unit) for the same period in 1997.

                   Rental and hotel income combined decreased $158,853 from $506,199 in the third quarter of 1997 to $347,346 in the same period in 1997. $155,624 of the decrease was from hotel income and there was a $3,229 decrease in rental income. The decrease in hotel income is due to a decrease in the average occupancy (59% to 48%) and a decrease in average room rates ($90.66 to $77.20) at the Redick Plaza Hotel. The occupancy decreased due to the conversion to an independent hotel from an affiliation with the Radisson chain of hotels. The decrease in rental income is due to a decrease in the average occupancy (98% to 84%) at the Lofts at Red Hill.

                   Rental and hotel income decreased $550,588 from $1,556,906 for the first nine months of 1997 to $1,006,318 for the same period of 1998. $553,973 of the decrease was due to hotel income and there was a $3,385 increase in rental income. The decrease in hotel income is due to a decrease in the average occupancy (58% to 42%) and a decrease in average room rates ($93.79 to $83.72) at the Redick Plaza Hotel. The occupancy decreased due to the conversion to an independent hotel from an affiliation with the Radisson chain of hotels. The increase in rental income is due to an increase in the average rental rates at the Lofts at Red Hill.

                   Expense for rental operations decreased by $8,103 from $34,309 in the third quarter of 1997 to $26,206 in the same period in 1998 and decreased by $84,584 from $149,296 for the first nine months of 1997 to $64,712 for the same period in 1998 due to legal fees incurred in the second quarter of 1997 in connection with the bankruptcy of the Redick Plaza Hotel that did not recur in 1998.

                   Hotel operations expense decreased $27,873 from $448,140 in the third quarter of 1997 to $420,267 in the same period in 1998 and decreased $175,009 from $1,437,934 for the first nine months of 1997 to $1,262,925 for the same period in 1998 due to an overall decrease in operating expenses due to the decrease in occupancy.

                     Interest expense decreased $253,626 from $503,302 in the third quarter of 1997 to $249,676 in the same period in 1998 and increased $1,078 from $742,977 for the first nine months of 1997 to $744,055 for the same period in 1998. The decrease in interest expense from the third quarter of 1997 to the same period in 1998 is the result of the accrual of default increase in the third quarter of 1997 at the Redick Plaza Hotel in relation to the July 1997 refinancing and an increase in interest expense at the Lofts at Red Hill due to a new loan.

                   Depreciation and amortization expense increased $18,801 from $126,750 in the third quarter of 1997 to $145,551 in the same period in 1998 and increased $56,403 from $380,252 for the first nine months of 1997 to $436,655 for the same period in 1998. The increase is the result of the amortization of loan fees incurred in July 1997 connection with the refinancing of the Redick Plaza Hotel.

                   Losses incurred during the third quarter at the Registrant's properties amounted to $475,000, compared to approximately $606,000 for the same period in 1997. For the first nine months of 1998 the Registrant's properties recognized a loss of $1,445,000 compared to approximately $1,076,000 for the same period in 1997.

                   In the third quarter of 1998, Registrant recognized
a loss of $452,000 at the Redick Plaza Hotel including $115,000 of depreciation and amortization expense, compared to a loss of $596,000 in the third quarter of 1997, including $112,000 of depreciation and amortization expense. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is the result of a decrease in interest expense and overall operating expenses partially offset by a decrease in rental income due to a decrease in average occupancy (59% to 48%) and a decrease in the average nightly rates ($90.66 to $77.20) for the quarter and an increase in amortization expense. Interest expense decreased due to the accrual of default increase at the Redick Plaza Hotel in relation to the July 1997 refinancing. Operating expenses decreased due to the decrease in occupancy. Amortization expense increased due to the amortization of loan fees incurred in July 1997 in connection with the refinancing of the Redick Plaza Hotel.

                   For  the first nine months of 1998, incurred a loss
of  $1,394,000  at  the  Redick  Plaza  Hotel  including  $345,000  of depreciation and amortization expense, compared to a loss of $1,057,000 for the same period in 1997, including depreciation and amortization expense of $337,000. The increase in the loss from the first nine months of 1997 to the same period in 1998 is the result of a decrease in rental income due to a decrease in average occupancy (58% to 42%) and a decrease in the average nightly rates ($93.79 to $83.72) combined with an increase in amortization expense partially offset by an overall decrease in operating expenses. Amortization expense increased due to the amortization of loan fees incurred in July 1997 in connection with the refinancing of the Redick Plaza Hotel. Overall operating expenses decreases due to the decrease in occupancy.

                     In the third quarter of 1998, Registrant incurred a loss of $23,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $10,000 including $14,000 of depreciation expense in the third quarter of 1997 and for the first nine months of 1998, incurred a loss of $51,000, including $45,000 of depreciation expense compared to a loss of $16,000 for the first nine months of 1997 including depreciation expense of $43,000. The increased loss from the third quarter and the first nine months of 1998 from the same periods in 1997 is the result of an increase in interest expense due to the new note placed on the property in September 1997. The increase in the loss from the first nine months of 1997 to the same period in 1998 is partially offset by an increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
               September 30, 1998 and December 31, 1997

                                Assets

                                        September 30, 1998    December 31, 1997
                                            (Unaudited)
Rental properties, at cost:
Land                                        $   347,955           $   347,955
Buildings and improvements                   10,976,514            10,976,514
Furniture and fixtures                        1,175,768             1,175,768
                                             ----------            ----------
                                             12,500,237            12,500,237
Less - Accumulated depreciation              (5,661,417)           (5,284,345)
                                             ----------            ----------
                                              6,838,820             7,215,892

Cash and cash equivalents                        18,644                57,736
Restricted cash                                 478,199               176,129
Accounts and notes receivable                   157,040               117,468
Other assets (net of amortization of
  $345,326 and $190,812 at
  September 30, 1998 and December
  31, 1997, respectively).                      367,866               396,949
                                             ----------            ----------
       Total                                $ 7,860,569           $ 7,964,174
                                             ==========            ==========

                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                            $ 7,508,185           $ 6,804,113
Accounts payable:
       Trade                                    627,251               385,613
       Related parties                           33,656                55,000
       Taxes                                     95,258                35,123
Interest payable                              1,336,469               869,660
Accrued liabilities                              72,557                77,899
Tenant security deposits                          8,400                 9,380
                                             ----------            ----------
       Total liabilities                      9,681,776             8,236,788
                                             ----------            ----------
Partners' equity                             (1,821,207)             (272,614)
                                             ----------            ----------
       Total                                $ 7,860,569           $ 7,964,174
                                             ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                         Three months           Nine months
                                     Ended September 30,     Ended September 30,
                                      1998        1997        1998        1997

Revenues:
   Rental income                 $   29,155  $   32,384 $    93,720 $    90,335
   Hotel income                     318,191     473,815     912,598   1,466,571
   Interest income                       99       4,877       1,433      16,530
                                    -------     -------   ---------   ---------
   Total revenues                   347,445     511,076   1,007,751   1,573,436
                                    -------     -------   ---------   ---------
Costs and expenses:
   Rental operations                 26,206      34,309      64,712     149,296
   Hotel operations                 420,267     448,140   1,262,925   1,437,934
   General and administrative        15,999     745,999      47,997     837,997
   Interest                         249,676     503,302     744,055     742,977
   Depreciation and
        Amortization                145,551     126,750     436,655     380,252
                                    -------   ---------   ---------   ---------
   Total costs and expenses         857,699   1,858,500   2,556,344   3,548,456
                                    -------   ---------   ---------   ---------
Net loss                         ($ 510,254)($1,347,424)($1,548,593)($1,975,020)
                                   ========   =========   =========   =========
Net loss per limited partnership
unit                             ($   45.34)($   119.73)($   137.60)($  175.49)
                                   ========   =========   =========   ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                        Nine months ended
                                                           September 30,
                                                        1998          1997

Cash flows from operating activities:
 Net loss                                           ($1,548,593)  ($1,975,020)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation and amortization                          436,655       380,252
 Changes in assets and liabilities:
   Increase in restricted cash                         (302,070)     (163,971)
   Increase in accounts receivable                      (39,572)      (38,227)
   Increase in other assets                             (30,499)     (136,012)
   Increase (decrease) in accounts payable - trade      241,637      (113,205)
   Decrease in accounts payable - related parties       (21,344)      (75,063)
   Increase (decrease) in accounts payable - taxes       60,135       (18,324)
   Increase in interest payable                         466,809       659,207
   Decrease in accrued liabilities                         (980)       (1,364)
   Decrease in tenant security deposits                  (5,342)       (4,450)
                                                      ---------     ---------
Net cash used in operating activities:                 (743,164)   (1,486,177)
                                                      ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                         0       (17,740)
                                                      ---------     ---------
   Net cash used in investing activities:                     0       (17,740)
                                                      ---------     ---------
Cash flows from financing activities:
 Proceeds from debt financings                          704,072       633,623
 Principal payments                                           0             0
                                                      ---------     ---------
Net cash provided by financing activities:              704,072       633,623
                                                      ---------     ---------
Decrease in cash and cash equivalents                   (39,092)     (870,294)

Cash and cash equivalents at beginning of period         57,736     1,126,711
                                                      ---------     ---------
Cash and cash equivalents at end of period          $    18,644    $  256,417
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

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 30, 1998        DIVERSIFIED HISTORIC INVESTORS V
        -----------------
                                 By: Dover Historic Advisors V, General Partner

                                     By: EPK, Inc., Partner

                                         By: /s/ Spencer Wertheimer
                                             ----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer