Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1999-05-10
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    ---------------
Commission file                         33-15597
                ------------------------------------------------------
                      DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2479468
-------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

           1609 WALNUT STREET,  PHILADELPHIA,  PA  19103
-----------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:   11,142 Units

                 UNITS OF LIMITED PARTNERSHIP INTEREST
------------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                    Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under Pennsylvania Law. As of December 31, 1998, Registrant had outstanding 11,142 units of limited partnership interest (the "Units").

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnership in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. One of the Registrant's properties is being held for rental operations and one is being held for hotel operations. At this time it is anticipated that these properties will continue to be held for those purposes. At such time as real property values in the areas in which the properties are located begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                     As  of  December 31, 1998, Registrant  owned  two
properties (or interests therein), located in Nebraska (one) and Pennsylvania (one). The Properties contain 89 hotel rooms and 21 apartment units. As of December 31, 1998, 16 of the apartment units were under lease at monthly rental rates ranging from $425 to $610. During 1998, the hotel maintained an average nightly room rate of $82.16 and average occupancy of 39%. Rental of the apartment units is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being June and September and the slowest months being January and December. For a further discussion of the Properties, see Item 2, Properties.

                      The Registrant is affected by and subject to the general competitive conditions of the residential and hotel real estate industries. As a result of the overbuilding that occurred in the 1980's, the competition for residential tenants in the local market where the Registrant's residential property is located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential property currently owned by the Registrant is located in a suburb of Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitors in this market are organizations that own similar residential buildings. In this area, the apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base. The hotel is located in downtown Omaha, Nebraska and relies heavily on business travelers to the city. It recently began an aggressive marketing campaign intended to attract tourists to the hotel by offering weekend packages and is exploring an affiliation with a major hotel chain. The main competition to the hotel comes from other chain hotels in the area, especially hotels located closer to the airport.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8, Financial Statements and Supplementary
Data.

Item 2.        Properties

               As of the date hereof, Registrant owned two Properties, or interests therein. A summary description of each property held at December 31, 1998 is given below.

                a.    Redick  Plaza Hotel is an historically-certified
building located at 1504 Harney Street, Omaha, Nebraska. In December 1987, the Registrant acquired a 100% equity ownership interest in this property. The property has been rehabilitated as an 89-room hotel. Additionally, the property has a restaurant with a seating capacity for 160, 3,500 square feet ("sf") of meeting/banquet space, and 45,510 sf of garage space (119 covered spaces). The acquisition and rehabilitation price of this property was approximately $9,500,000 ($71 per sf), financed in part by industrial revenue bonds from the City of Omaha of $6,500,000 (principal balance at December 31, 1998 of $6,659,990). On February 9, 1995, the Registrant refinanced the outstanding bonds that lowered the interest rate from 7.75% to a variable rate based on market rates, with a maximum rate of 7.75%. Payments of interest only were due on the bonds monthly beginning March 2, 1995 and the entire principal balance was due on November 1, 1996. In October 1996, Redick Plaza Hotel, was transferred to 1504 Harney Street Associates ("HSA") a limited partnership in which the Registrant owns a 99% interest. HSA was unable to pay the bonds as they became due, and on October 28, 1996, HSA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In July 1997, the loan was sold and the bankruptcy dismissed. The Registrant entered into an agreement with the new holder of the note whereby monthly payments of interest are to be made to the new note holder in an amount equal to net operating income and the due date extended to September 30, 2002 and the interest rate was increased to 14%. In September, 1998, a second lender advanced $500,000 to fund improvements to the hotel. The new note has an interest rate of 10% and is due on March 29, 1999.

                      The property is managed by BCMI. Average occupancy was 39% in 1998 at an average room rate of $82.16. The occupancy for the previous four years was 53% for 1997, 73% for 1996, 83% for 1995 and 72% for 1994. The average room rates were $91.88 for 1997, $92.15 for 1996, $94.24 for 1995 and $90.84 for 1994. For tax
purposes, this property has a basis of $10,626,692 and is depreciated using the straight-line method with a useful life of 31.5 years. The annual real estate taxes are $107,139 which is based on an assessed value of $3,818,100 taxed at a rate of $2.80608 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Lofts at Red Hill is an historically-certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per sf). In September 1997, a mortgage was placed on the property in the amount of $400,000 (principal balance of $406,984 at December 31, 1998). The note accrues interest at 14% and is payable at 10% interest monthly with the entire principal balance due October 1, 2002. The proceeds from the mortgage were utilized to satisfy certain outstanding liabilities of the Registrant.

                     The property is managed by BCMI. As of December 31, 1998, 16 apartment units were under lease (76%) at monthly rental rates ranging from $425 to $610. All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 1997, 78% for 1996, 90% for 1995 and 85% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a basis of $1,478,232 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,361 which is based on an assessed value of $42,700 taxed at a rate of $31.35 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 60 units were sold or exchanged of record in 1998.

                b. As of December 31, 1998, there were 1,348 record holders of Units.

                c. Registrant did not declare any cash dividends in 1998 or 1997.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1998         1997         1996       1995         1994

Rental income     $  121,383   $  120,685   $  767,508   $1,205,122  $1,162,137
Hotel income       1,131,690    1,755,787    2,387,200    2,548,434   2,442,274
Interest income        2,295       17,449        7,024        4,576       3,218
Net loss          (2,777,858)  (2,211,312)    (607,725)    (712,598)   (827,606)
Net loss per Unit    (246.82)     (196.48)      (54.00)      (63.32)     (73.54)
Total assets (net of
depreciation and
amortization)      6,764,832    7,964,174    9,046,109   13,517,285  14,035,936
Debt obligations   7,566,974    6,804,113    6,163,254   10,436,965  10,366,177

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1998, Registrant had cash of $13,986. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $263,862 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               (2)  Capital Resources

                     Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. However, in 1998 at the Redick Plaza Hotel, the Registrant obtained a loan for $500,000 to fund capital improvements at the property in order to improve the competitive position of the property. Except for the Redick Plaza Hotel improvement program, which was completed in the first quarter of 1999.

               (3)  Results of Operations

                     During 1998, Registrant incurred a net loss of $2,777,858 ($246.82 per limited partnership unit) compared to a net loss of $2,211,312 ($196.48 per limited partnership unit) in 1997 and a net loss of $607,725 ($54.00 per limited partnership unit) in 1996.

                     Rental and hotel income combined decreased from $3,154,708 in 1996 to $1,876,472 in 1997 to $1,253,073 in 1998. The
decrease from 1997 to 1998 is the result of a decrease in hotel income of $624,000 and an increase in rental income of $1,000. The decrease in hotel income is due to a decrease in the average occupancy (53% to 39%) and a decrease in the average nightly room rate ($91.88 to $82.16) at the Redick Plaza Hotel. The increase in rental income is due to a new commercial tenant that operates as a barber shop. The decrease from 1996 to 1997 is the result of a decrease in rental income of $647,000 and a decrease of $631,000 in hotel income. The decrease in rental income is mainly attributable to the sale in 1996 of one of the Registrant's rental properties partially offset by an increase in rental income at the Lofts at Red Hill due to an increase in the average occupancy. The decrease in hotel income is due to a decrease in the average occupancy (73% to 53%) and a decrease in the average nightly room rate ($92.15 to $91.88) at the Redick Plaza Hotel.

                     Expense for rental operations decreased from $605,294 in 1996 to $196,216 in 1997 and $88,874 in 1998. The
decrease from 1997 to 1998 is due to a decrease in legal fees. Legal fees were incurred in 1997 related to the bankruptcy proceedings at the Redick Plaza Hotel. See Item 2.a. The decrease from 1996 to 1997 is due to an overall decrease in operating expenses in 1997 as a result of the sale of one of the Registrant's rental properties. Hotel operations expense decreased from $2,237,857 in 1996 to $1,828,128 in 1997 to $1,607,056 in 1998. The decrease from 1996 to
1997 and the decrease from 1997 to 1998 is due to an overall decrease in operating expenses due to the decrease in average occupancy.

                    General and administrative expenses increased from $98,859 in 1996 to $548,996 in 1997 and decreased to $63,996 in 1998.
The decrease from 1997 to 1998 is due to a decrease in administrative fees charged due to the sale of St. Mary's Market in 1996 and a decrease in fees incurred in connection with the bankruptcy at the Redick Plaza Hotel. The increase from 1996 to 1997 and the decrease from 1997 to 1998 is the result of administrative fees incurred in the third quarter of 1997 in connection with the bankruptcy and subsequent negotiations with the new mortgage holder at the Redick Plaza Hotel.

                     Interest expense increased from $662,031 in 1996 to $989,390 in 1997 to $1,011,704 in 1998. The increase from 1997 to
1998 is due to the Lofts at Red Hill having twelve month's interest expense on the mortgage financing incurred in September 1997 in 1998 compared to having only four months of interest expense in 1997. The increase from 1996 to 1997 is the result of an increase in the interest rate on the financing with respect to the Redick Plaza Hotel and the commencement of interest expense at the Lofts at Red Hill due to the new loan partially offset by the sale of one of the Registrant's rental properties and consequent discharge of the related financing.

                     Depreciation and amortization expense decreased from $820,712 in 1996 to $542,504 in 1997 and increased to $584,544 in
1998. The increase from 1997 to 1998 is due to twelve months of amortization of loan costs in 1998 at both the Redick Plaza Hotel and the Lofts at Red Hill compared to partial years of amortization expense in 1997. The decrease from 1996 to 1997 is the result of the sale of one of the Registrant's rental properties and loan costs at the Redick Plaza Hotel becoming fully amortized in November 1996 partially offset by the amortization of loan fees incurred in connection with refinancing of the Redick Plaza Hotel.

                    Impairment loss increased from $0 in 1996 and 1997 to $677,052 in 1998. During 1998, the Redick Plaza Hotel was deemed to be impaired and was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows exceeded the carrying value by $677,052. An impairment loss of that amount (included in other expenses) has been charged to operations in 1998.

                     Of the total 1998 loss, a loss of approximately $1,962,000 was incurred at the Registrant's three properties compared to a loss of approximately $1,561,000 in 1997 and $501,000 in 1996. A discussion of property operations/activities follows.

                     In 1998, Registrant incurred a loss of $1,888,000 at the Redick Plaza Hotel, including $462,000 of depreciation and amortization expense, compared to a loss of $1,506,000, including $453,000 of depreciation and amortization expense, in 1997 and a loss of $782,000, including $574,000 of depreciation expense, in 1996. The increase in the loss from 1997 to 1998 is the result of a decrease in hotel income due to a decrease in the average occupancy (53% to 39%) partially offset by an overall decrease in operating expenses due to the decrease in occupancy. The occupancy decreased due to the conversion to an independent hotel from an affiliation with the Radisson chain of hotels. The Registrant is in the process of negotiating with a major chain of hotels to increase occupancy. The increase in the loss from 1996 to 1997 is mainly due to decrease in hotel income due to a decrease in the average occupancy (73% to 53%) and an increase in interest expense as a result of the increase in the interest rate of the first mortgage. The decrease is partially offset by an overall decrease in operating expenses due to the decrease in the average occupancy. The occupancy decreased due to the conversion to an independent hotel from an affiliation with the Radisson chain of hotels.

                     In  1997,  Registrant incurred a loss of  $25,000
with respect to accounts receivable balances held in connection with a property that it sold in 1996. These balances were deemed uncollectable In 1996, the Registrant has recorded income of $319,000, including $189,000 of depreciation expense and included in income in 1996 is a gain of $586,000 related to the sale of the building.

                     In 1998, Registrant incurred a loss of $74,000 at the Lofts at Red Hill including $61,000 of depreciation and amortization expense compared to a loss of $30,000 including $59,000 of depreciation expense in 1996 and a loss of $38,000 including $58,000 of depreciation expense in 1996. The increase in the loss from 1997 to 1998 is due to the Lofts at Red Hill having twelve month's interest expense on the mortgage financing incurred in September 1997 in 1998 compared to having only four months of interest expense in 1997. The decrease in the loss from 1996 to 1997 is due to an increase in rental income due to an increase in the average occupancy (78% to 92%) partially offset by an increase in interest expense due to the new note (See Part 2. Properties.)

Item7A.        Quantitative and Qualitative Disclosures about  Market
               Risk

               Not applicable.

Item 8.        Financial Statement and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 1998 and 1997, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 21 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 19, 1999

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                    Page

     Consolidated Balance Sheets at December 31, 1998 and 1997         11

     Consolidated  Statements of Operations for the Years Ended
     December  31,  1998, 1997, and 1996                               12

     Consolidated  Statements  of Changes in Partners' Equity  for
     the Years Ended December 31, 1998, 1997, and 1996                 13

     Consolidated  Statements of Cash Flows for the Years Ended
     December  31,  1998, 1997, and 1996                               14

     Notes to consolidated financial statements                       15-19

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation             21

     Notes to Schedule XI                                               22



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                 1998                  1997
Rental properties at cost:
   Land                                      $   347,955          $    347,955
   Buildings and improvements                 10,322,476            10,976,514
   Furniture and fixtures                      1,121,539             1,175,768
                                              ----------            ----------
                                              11,791,970            12,500,237
   Less - accumulated depreciation            (5,752,945)           (5,284,345)
                                              ----------            ----------
                                               6,039,025             7,215,892

Cash and cash equivalents                         13,986                57,736
Restricted cash                                  263,862               176,129
Accounts and notes receivable                     99,954               117,468
Other assets (net of amortization
  of $365,187 and $319,567, respectively)        348,005               396,949
                                              ----------            ----------
               Total                         $ 6,764,832           $ 7,964,174
                                              ==========            ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                          $ 7,566,974           $ 6,804,113
   Accounts payable:
        Trade                                    578,973               385,613
        Related parties                           33,656                55,000
        Taxes                                     95,258                35,123
   Interest payable                            1,498,851               869,660
   Accrued liabilities                            33,447                77,899
   Tenant security deposits                        8,145                 9,380
                                              ----------            ----------
               Total liabilities               9,815,304             8,236,788
                                              ----------            ----------
Partners' equity                              (3,050,472)             (272,614)
                                              ----------            ----------
               Total                         $ 6,764,832           $ 7,964,174
                                              ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996


                                           1998          1997           1996

Revenues:
   Rental income                        $  121,383    $  120,685    $  767,508
   Hotel income                          1,131,690     1,755,787     2,387,200
   Interest income                           2,295        17,449         7,024
   Gain on sale of property                      0             0       655,296
                                         ---------     ---------     ---------
               Total revenues            1,255,368     1,893,921     3,817,028
                                         ---------     ---------     ---------
Costs and expenses:
   Rental operations                        88,874       196,215       605,294
   Hotel operations                      1,607,056     1,828,128     2,237,857
   General and administrative               63,996       548,996        98,859
   Interest                              1,011,704       989,390       662,031
   Depreciation and amortization           584,544       542,504       820,712
   Impairment loss                         677,052             0             0
                                         ---------     ---------     ---------
               Total costs and expenses  4,033,226     4,105,233     4,424,753
                                         ---------     ---------     ---------
Net loss                               ($2,777,858)  ($2,211,312)  ($  607,725)
                                         =========     =========     =========

Net loss per limited partnership unit  ($   246.82)  ($   196.48)  ($    54.00)
                                         =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                             Dover
                                           Historic      Limited
                                         Advisors V (1)Partners (2)     Total

Percentage participation in profit or loss      1%         99%          100%

Balance at December 31, 1995               ($143,689)  $2,690,112  $2,546,423
Net loss                                      (6,077)    (601,648)   (607,725)
                                             -------    ---------   ---------
Balance at December 31, 1996                (149,766)   2,088,464   1,938,698
Net loss                                     (22,113)  (2,189,199) (2,211,312)
                                             -------    ---------   ---------
Balance at December 31, 1997                (171,879)    (100,735)   (272,614)
Net loss                                     (27,779)  (2,750,079) (2,777,858)
                                             -------    ---------   ---------
Balance at December 31, 1998               ($199,658) ($2,850,814)($3,050,472)
                                             =======    =========   =========


(1)    General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 1998, 1997, and 1996.


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                             1998         1997          1996

Cash flows from operating activities:
   Net loss                              ($2,777,858) ($2,211,312) ($  607,725)
   Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
Depreciation and amortization                584,544      542,504      820,712
Impairment loss                              677,052            0            0
Gain on sale                                       0            0     (655,296)
Changes in assets and liabilities:
   (Increase) decrease in restricted cash    (87,733)    (167,173)     232,280
   Decrease (increase) in accounts and notes
    receivable                                17,514       55,401      (85,222)
   (Increase) decrease in other assets       (67,000)    (400,613)   1,116,709
   Increase (decrease) in accounts payable
     - trade                                 193,360     (131,681)     189,190
   (Decrease) increase in accounts payable
     - related parties                       (21,344)     (75,063)     143,012
   Increase (decrease) in accounts payable
     - taxes                                  60,135       (8,961)       3,760
   Increase in interest payable              629,191      710,698      152,085
   Decrease in accrued liabilities           (44,452)      (5,130)     (57,646)
   Decrease in tenant security deposits       (1,235)      (1,344)      (3,667)
            Net cash (used by) provided by ---------    ---------    ---------
             operating activities           (837,826)  (1,692,674)   1,248,192
                                           ---------    ---------    ---------
Cash flows from investing activities:
Assets disposed of                            73,000            0            0
   Capital expenditures                      (41,785)     (17,163)    (170,375)
      Net cash provided by (used in)       ---------    ---------    ---------
       investing activities                   31,215      (17,163)    (170,375)
                                           ---------    ---------    ---------
Cash flows from financing activities:
   Borrowings under debt obligations          762,861     640,862       20,939
   Repayments of debt financing                     0           0      (12,899)
      Net cash provided by financing        ---------   ---------    ---------
       activities                             762,861     640,862        8,040
                                            ---------   ---------    ---------
(Decrease) increase in cash and cash
    equivalents                               (43,750) (1,068,975)   1,085,857
Cash and cash equivalents at beginning of year 57,736   1,126,711       40,854
                                            ---------   ---------    ---------
Cash and cash equivalents at end of year   $   13,986  $   57,736   $1,126,711
                                            =========   =========    =========
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest  $  382,513  $  278,692   $  509,946


The accompanying notes are an integral part of these financial statements.
<PAGE)
                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors V (the "Partnership") is a Pennsylvania limited partnership formed in July 1987 to acquire, rehabilitate, renovate, manage, operate, hold, sell, exchange, and otherwise deal in and with real properties containing improvements which are certified historic structures, as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation of such, and to engage in any and all activities related or incidental thereto. Any rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

3.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 1998, 1997, and 1996).

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

9.     Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

11.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - IMPAIRMENT LOSS

During 1998, the Redick Plaza Hotel was deemed to be impaired and was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows exceeded the carrying value by $677,052. An impairment loss of that amount (included in other expenses) has been charged to operations in 1998.

NOTE D - PARTNERSHIP AGREEMENT

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

NOTE E - ACQUISITIONS

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

NOTE F- DEBT OBLIGATIONS

Debt obligations consist of the following:
                                                              December 31,
                                                           1998        1997
Variable rate insured Industrial Development Bonds due $6,659,990 $6,404,574 September 30, 2002; interest only payable monthly to the extent of net operating income; collateralized by the related property.

Note payable, interest accrues at 10%; principal due       500,000           0
March 29, 1999

Note payable, interest accrues at 14%; payable at 10%
monthly; principal due October 1, 2002.                    406,984     399,539
                                                         ---------   ---------
                                                        $7,566,974  $6,804,113
                                                         =========   =========
Annual principal payments of debt obligations are as follows:

                               Year Ending December 31,
                          1999                       $   500,000
                          2000                                 0
                          2001                                 0
                          2002                         7,056,974
                          2003                                 0
                                                       ---------
                                                      $7,566,974
                                                       =========
NOTE G - COMMITMENTS AND CONTINGENCIES

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

NOTE H - SALE OF ST. MARY'S MARKET

On October 10, 1996, a property held by the Registrant through a partnership sold its property to Residence Inn by Marriott, Inc for $6,270,000. After payment of the existing first mortgage loan balance of $4,432,356 and other selling costs, the net proceeds of the sale were approximately $1,171,000.

NOTE I - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Parties was $33,656 at December 31, 1998 and 1997 owed to the co-general partners of one of the Partnerships Ventures, for amounts owed in connection with the sale of St. Mary's Market.

Included in Accounts Payable - Related Parties was $O and $16,344 at December 31, 1998 and 1997, respectively, owed to the guarantor of the bonds at one of the Partnerships properties.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                            For the Years Ended December 31,
                                           1998           1997          1996
Net loss - book                        ($2,777,858)   ($2,211,312)   ($607,725)
Excess of book over tax depreciation        98,002         85,758       12,815
Minority interest - tax only               (18,126)       (14,399)    (122,089)
Impairment loss                            677,052              0            0
Gain on sale                                     0              0      240,055
                                         ---------      ---------      -------
Net loss - tax                         ($2,020,930)   ($2,139,953)   ($476,944)
                                         =========      =========      =======
Partners' equity - book                ($3,050,472)   ($  272,614)  $1,938,698
Costs of issuance                        1,419,240      1,419,240    1,419,240
Cumulative book over tax loss            1,930,232      1,173,304    1,101,945
Facade easement donation (tax only)       (612,750)      (612,750)    (612,750)
                                         ---------      ---------    ---------
Partners' equity - tax                 ($  313,750)    $1,707,180   $3,847,133
                                         =========      =========    =========

                       SUPPLEMENTAL INFORMATION

                              DIVERSIFIED HISTORIC INVESTORS V
                                  (a limited partnership)

                 SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     DECEMBER 31, 1998

                                    Initial Cost to
                                        Partnership

                                                 Buildings
                                                   and        Date of      Date
Description (a)       Encumbrances    Land     Improvements Constr. (a) Acquired
                          (e)

21 unit condominium
Complex in Red Hill,   $  406,984   $ 61,046   $ 1,461,413    1987      12/31/87
PA

105 apartment units
and
6,900 square feet of
commercial space in
New Orleans, LA            -            -           -         1988      12/30/87

89 room hotel in
Omaha, NE               7,159,990    286,909    10,166,705  1986-1987   12/28/87
                        ---------    -------    ----------
                       $7,566,974   $347,955   $11,628,118
                        =========    =======    ==========


                         Costs                 Gross Amount at which Carried
                     Capitalized                   at December 31, 1998
                      Subsequent
                          to
                     Acquisition

                                           Buildings
                                              and                   Accumulated
  Description (a)    Improvements  Land   Improvements    Total      Depr.
                                                          (b)(c)       (c) (d)

21 unit condominium
complex in Red Hill,      -      $61,046  $ 1,463,562  $ 1,524,608  $  652,895
PA

105 apartment units
and
6,900 square feet of
commercial space in
New Orleans, LA           -          -         67,312       67,312

89 room hotel in
Omaha, NE              116,598   286,909    9,913,141   10,200,050   5,100,050
                       -------   -------   ----------   ----------   ---------
                      $116,598  $347,955  $11,444,015  $11,791,970  $5,752,945
                       =======   =======   ==========   ==========   =========

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1998

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The cost of real estate owned at December 31, 1998, for Federal income tax purposes was approximately $12,104,924. However, the depreciable basis of buildings and improvements for the Omaha and Red Hill properties was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

(C)    Reconciliation of land, buildings and improvements:

                                         1998           1997           1996
Balance at beginning of year         $12,500,237    $12,483,074    $19,507,622
Additions during the year:
   Improvements                           41,785         17,163        170,375
Deductions during the year:
   Impairment loss                      (677,052)             0              0
   Sale of property                      (73,000)             0     (7,194,923)
                                      ----------     ----------     ----------
Balance at end of year               $11,791,970    $12,500,237    $12,483,074
                                      ==========     ==========     ==========
Reconciliation of accumulated depreciation:
                                         1998           1997           1996
Balance at beginning of year         $ 5,284,345    $ 4,777,178    $ 6,514,441
Depreciation expense for the year        468,600        507,167        695,508
Deductions during the year                     0              0     (2,432,771)
                                      ----------     ----------     ----------
Balance at end of year               $ 5,752,945    $ 5,284,345    $ 4,777,178
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

                     Donna M. Zanghi (age 41) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                    Michele F. Rudoi (age 33) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1998, Registrant has paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1996 through 1998.

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

                                PART V

Item  14.  (A)  Exhibits,  Financial  Statement  Schedules  and
                Reports on Form 8-K.

                1.  Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1998
                       and 1997.

                    b. Consolidated Statements of Operations for the Years
                       Ended December  31, 1998, 1997 and 1996.

                    c. Consolidated Statements of Changes in Partners' Equity
                       for the Years Ended December 31, 1998, 1997 and 1996.

                    d. Consolidated Statements of Cash Flows for the Years
                       Ended December  31, 1998, 1997 and 1996.

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

                           21          Subsidiaries   of  the  Registrant   are
                                       listed in Item 2. Properties of this Form 10-K.

                   (b) Reports on Form 8-K:

                       No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                   (c) Exhibits:

                       See Item 14(A)(3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS V

Date:  April 26, 1998       By: Dover Historic Advisors V, General Partner
       --------------
                                By: EPK, Inc., Partner

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

         Signature                       Capacity                   Date

DOVER HISTORIC ADVISORS V              General Partner

By: EPK, Inc., Partner


    By:  /s/ Spencer Wertheimer                                 April 26, 1998
         ------------------------                               --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                                   April 26, 1998
         -------------------------                              --------------
         MICHELE F. RUDOI,
         Assistant Secretary