Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 1999-06-07
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $7,809. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $160,880 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a net loss of $702,148 ($62.39 per limited partnership unit) compared to a net loss of $653,740 ($58.09 per limited partnership unit) for the same period in 1998.

                    Rental and hotel income combined decreased $81,999 from $286,095 in the first quarter of 1998 to $204,096 in the same period in 1999. This decrease resulted from a decrease of $4,828 in rental income and a decrease of $77,171 in hotel income. The decrease in rental income is the result of a decrease in the average occupancy at the Lofts at Red Hill (93% to 77%). The decrease in hotel income is due to a decrease in average occupancy (31% to 28%) combined with a decrease in average nightly rates ($89.89 to $71.59) at the Redick Plaza Hotel.

                     Hotel operations expense decreased $50,728 from $508,785 in the first quarter of 1998 to $458,057 in the same period in 1999 due to an overall decrease in operating expenses due to the decrease in occupancy.

                      Interest expense increased by $20,463 from $247,732 in the first quarter of 1998 to $268,195 in the same period in 1999. The increase is due to the commencement of interest on a new note placed on the Redick Plaza Hotel in September 1998.

                      Losses  incurred  during  the  quarter  at   the
Registrant's two properties amounted to $671,685, compared to a loss of approximately $619,000 for the same period in 1998.

                     In the first quarter of 1998, Registrant incurred a loss of $649,000 at the Redick Plaza Hotel including $116,000 of depreciation and amortization expense compared to a loss of $601,000 in the first quarter of 1998, including $115,000 of depreciation and amortization expense. The increased loss from the first quarter of 1998 to the first quarter of 1999 is the result of a decrease in hotel income and an increase in interest expense partially offset by a decrease  in  operating expenses.  Hotel income  decreased  due  to  a decrease  in  the  average  occupancy (31% to  28%)  combined  with  a decrease in average nightly rates ($89.89 to $71.59). Interest expense increased due to the commencement of interest on a new note placed on the Redick Plaza Hotel in September 1998. Operating expenses decreased due to the decrease in the occupancy.

                     In the first quarter of 1999, Registrant incurred a loss of $22,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $18,000 including $15,000 of depreciation expense in the first quarter of 1998. The increase in the loss from the first quarter of 1998 to the same period in 1999 is due to a decrease in rental income due to a decrease in the average occupancy (93% to 77%).

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          March 31, 1999       December 31, 1998
                                            (Unaudited)
Rental properties, at cost:
Land                                       $   347,955             $   347,955
Buildings and improvements                  10,322,476              10,322,476
Furniture and fixtures                       1,121,539               1,121,539
                                            ----------              ----------
                                            11,791,970              11,791,970
Less - Accumulated depreciation             (5,879,460)             (5,752,945)
                                            ----------              ----------
                                             5,912,510               6,039,025

Cash and cash equivalents                        7,809                  13,986
Restricted cash                                160,880                 263,862
Accounts and notes receivable                   88,123                  99,954
Other  assets  (net  of  amortization   of
$385,048 and $365,187 at March 31,    1999
and December 31, 1998, respectively)           328,144                 348,005
                                            ----------              ----------
       Total                               $ 6,497,466             $ 6,764,832
                                            ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 7,569,245             $ 7,566,974
Accounts payable:
       Trade                                   696,366                 578,973
       Related parties                          33,656                  33,656
       Taxes                                   182,457                  95,258
Interest payable                             1,722,775               1,498,851
Accrued liabilities                             36,522                  33,447
Tenant security deposits                         9,065                   8,145
                                            ----------              ----------
       Total liabilities                    10,250,086               9,815,304
                                            ----------              ----------
Partners' equity                            (3,752,620)             (3,050,472)
                                            ----------              ----------
       Total                               $ 6,497,466             $ 6,764,832
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                      Three months                  Three months
                                          ended                         Ended
                                        March 31,                     March 31,
                                          1999                          1998
Revenues:
Rental income                           $ 26,992                      $ 31,820
Hotel income                             177,104                       254,275
Interest income                              167                           689
                                         -------                       -------
       Total revenues                    204,263                       286,784
                                         -------                       -------
Costs and expenses:
Rental operations                         17,784                        22,456
Hotel operations                         458,057                       508,785
General and administrative                15,999                        15,999
Interest                                 268,195                       247,732
Depreciation and amortization            146,376                       145,552
                                         -------                       -------
       Total costs and expenses          906,411                       940,524
                                         -------                       -------
Net loss                               ($702,148)                    ($653,740)
                                         =======                       =======
Net loss per limited partnership unit  ($  62.39)                    ($  58.09)
                                         =======                       =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                             1999      1998
Cash flows from operating activities:
 Net loss                                                 ($702,148) ($653,740)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
 Depreciation and amortization                              146,376    145,552
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash                     102,982     (4,369)
 Decrease in accounts receivable                             11,831     26,929
 Increase in accounts payable - trade                       117,393    236,460
 Decrease in accounts payable - related parties                   0    (21,344)
 Increase in accounts payable - taxes                        87,199     62,710
 Increase in interest payable                               223,924    232,190
 Increase in accrued liabilities                                920        435
 Increase in tenant security deposits                         3,075      7,776
                                                            -------    -------
Net cash (used in) provided by operating activities          (8,448)    32,599
                                                            -------    -------
Cash flows from investing activities:
 Capital expenditures                                             0          0
                                                            -------    -------
Net cash used in investing activities                             0          0
                                                            -------    -------
Cash flows from financing activities:
 Borrowings under debt obligations                            2,271      3,542
                                                            -------    -------
Net cash provided by financing activities                     2,271      3,542
                                                            -------    -------
(Decrease) increase in cash and cash equivalents             (6,177)    36,141

Cash and cash equivalents at beginning of period             13,986     57,736
                                                            -------    -------
Cash and cash equivalents at end of period                 $  7,809   $ 93,877
                                                            =======    =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 7, 1999           DIVERSIFIED HISTORIC INVESTORS V
        ------------
                               By: Dover Historic Advisors V, General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer