Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1999-08-26
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                               ---------------------------------------
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

                    PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

             (1)  Liquidity

                  As of June 30, 1999, Registrant had cash of $19,188. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                   As of June 30, 1999, Registrant had restricted cash of $160,036 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

             (3)  Results of Operations

                   During the second quarter of 1999, Registrant incurred a net loss of $417,582 ($37.10 per limited partnership unit) compared to a net loss of $384,598 ($26.43 per limited partnership unit) for the same period in 1998. For the first six months of 1999, Registrant incurred a loss of $1,119,730 ($99.49 per limited partnership unit) compared to a net loss of $1,038,340 ($92.26 per limited partnership unit) for the same period in 1998.

                   Rental and hotel income combined increased $41,007 from $372,877 in the second quarter of 1998 to $413,884 in the same period in 1999. $42,638 of the increase was from hotel income and there was a $1,631 decrease in rental income. The increase in hotel income is due to an increase in the average occupancy (46% to 52%) at the Redick Plaza Hotel. The decrease in rental income is due to a decrease in the average occupancy (95% to 88%) at the Lofts at Red Hill.

                   Rental and hotel income decreased $40,992 from $658,972 for the first six months of 1998 to $617,980 for the same period of 1999. $34,533 of the decrease was due to hotel income and $6,459 increase due to rental income. The decrease in hotel income is due to a decrease in the average room rates ($86.98 to $72.99) at the Redick Plaza Hotel. The decrease in rental income is due to a decrease in average occupancy (94% to 82%) at the Lofts at Red Hill.

                  Expense for rental operations decreased by $402 from $16,049 in the second quarter of 1998 to $15,647 in the same period in 1999 and decreased by $5,076 from $38,507 for the first six months of 1998 to $33,431 for the same period in 1999 due to a decrease in operating expenses at the Lofts at Red Hill due to the decrease in average occupancy.

                   Hotel operations expense increased $50,342 from $333,873 in the second quarter of 1998 to $384,215 in the same period in 1999 and decreased $386 from $842,658 for the first six months of 1998 to $842,272 for the same period in 1999. The increase from the second quarter of 1998 to the same period in 1999 is due to an overall increase in operating expenses due to the increase in occupancy.

                     Interest expense increased $22,636 from $246,647 in the second quarter of 1998 to $269,283 in the same period in 1999 and increased $43,099 from $494,379 for the first six months of 1998 to $537,478 for the same period in 1999. The increase in interest expense is the result of an increase in the principal balance of the mortgage at the Redick Plaza Hotel due to advances made to fund improvements at the hotel.

                   Losses  incurred during the second quarter  at  the
Registrant's two properties amounted to $385,000, compared to approximately $351,000 for the same period in 1998. For the first six months of 1998 the Registrant's three properties recognized a loss of $1,056,000 compared to approximately $970,000 for the same period in 1998.

                    In the second quarter of 1999, Registrant incurred a loss of $370,000 at the Redick Plaza Hotel including $115,000 of depreciation and amortization expense, compared to a loss of $341,000 in the second quarter of 1998, including $115,000 of depreciation and amortization expense. The increase in the loss from the second quarter of 1998 to the same period in 1999 is the result of an increase in interest expense, an overall increase in operating expenses partially offset by an increase in rental income due to an increase in average occupancy (46% to 52%). Interest expense increased due to an increase in the principal balance of the mortgage due to advances made for improvements at the hotel. Overall operating expenses increased due to the increase in the average occupancy.

                     For  the  first  six months of  1999,  Registrant
incurred a loss of $1,019,000 at the Redick Plaza Hotel including $231,000 of depreciation and amortization expense, compared to a loss of $942,000 for the same period in 1998, including depreciation and amortization expense of $230,000. The increase in the loss from the first six months of 1998 to the same period in 1999 is the result of an increase in interest expense combined with a decrease in rental income. Interest expense increased due to an increase in the principal balance of the mortgage due to advances made for improvements at the hotel. The decrease in rental income is due to a decrease in the average room rates ($86.98 to $72.99) while average occupancy remained stable.

                    In the second quarter of 1999, Registrant incurred a loss of $15,000 at the Lofts at Red Hill, including $15,000 of depreciation expense, compared to a loss of $10,000 including $14,000 of depreciation expense in the second quarter of 1998 and for the first six months of 1999, incurred a loss of $37,000, including $30,000 of depreciation expense compared to a loss of $28,000 for the first six months of 1998 including depreciation expense of $30,000. The increased loss from the second quarter and the first six months of 1998 to the same periods in 1999 is the result of a decrease in rental income due to a decrease in the average occupancy (95% to 88%) for the second quarter and (94% to 82%) for the first six months. The loss for the six-month period was partially offset by a decrease in operating expenses due to the decrease in average occupancy.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                  June 30, 1999 and December 31, 1998

                                Assets

                                         June 30, 1999         December 31, 1998
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   347,955             $   347,955
Buildings and improvements                 10,322,476              10,322,476
Furniture and fixtures                      1,294,701               1,121,539
                                           ----------              ----------
                                           11,965,132              11,791,970
Less - Accumulated depreciation            (6,005,976)             (5,752,945)
                                           ----------              ----------
                                            5,959,156               6,039,025

Cash and cash equivalents                      19,188                  13,986
Restricted cash                               160,036                 263,862
Accounts and notes receivable                 134,741                  99,954
Other assets (net of amortization of
  $404,909 and $365,187 at June 30,
  1999 and December 31, 1998,
  respectively).                              308,283                 348,005
                                           ----------              ----------
       Total                              $ 6,581,404             $ 6,764,832
                                           ==========              ==========
                   Liabilities and Partners' Equity
Liabilities:
Debt obligations                          $ 7,985,757             $ 7,566,974
Accounts payable:
       Trade                                  681,096                 578,973
       Related parties                         33,656                  33,656
       Taxes                                  183,383                  95,258
Interest payable                            1,815,046               1,498,851
Accrued liabilities                            43,613                  33,447
Tenant security deposits                        9,055                   8,145
                                           ----------              ----------
       Total liabilities                   10,751,606               9,815,304
                                           ----------              ----------
Partners' equity                           (4,170,202)             (3,050,472)
                                           ----------              ----------
       Total                              $ 6,581,404             $ 6,764,832
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                    Three months                Six months
                                    ended June 30,            Ended June 30,
                                  1999         1998         1999        1998

Revenues:
   Rental income               $ 31,114      $ 32,745     $ 58,106    $ 64,565
   Hotel income                 382,770       340,132      559,874     594,407
   Interest income                   55           645          222       1,334
                                -------       -------      -------     -------
   Total revenues               413,939       373,522      618,202     660,306
                                -------       -------      -------     -------
Costs and expenses:
   Rental operations             15,647        16,049       33,431      38,507
   Hotel operations             384,215       333,873      842,272     842,658
   General and
      Administrative             15,999        15,999       31,998      31,998
   Interest                     269,283       246,647      537,478     494,379
   Depreciation and
      Amortization              146,377       145,552      292,753     291,104
                                -------       -------    ---------   ---------
   Total costs and
      Expenses                  831,521       758,120    1,737,932   1,698,646
                                -------       -------    ---------   ---------
Net loss                      ($417,582)    ($384,598) ($1,119,730)($1,038,340)
                                =======       =======    =========   =========
Net loss per limited
   partnership unit           ($  37.10)    ($  34.17) ($    99.49)($    92.26)
                                =======       =======    =========   =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       1999           1998
Cash flows from operating activities:
 Net loss                                          ($1,119,730)   ($1,038,340)
 Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
 Depreciation and amortization                         292,753        291,104
 Changes in assets and liabilities:
   Decrease in restricted cash                         103,826         56,552
   (Increase) decrease in accounts receivable          (34,787)           194
   Increase in other assets                                  0         (7,499)
   Increase in accounts payable - trade                102,123        235,519
   Decrease in accounts payable - related parties            0        (21,344)
   Increase in accounts payable - taxes                 88,125         60,135
   Increase in interest payable                        316,195        464,567
   Increase in accrued liabilities                      10,166          3,253
   Increase in tenant security deposits                    910            490
                                                     ---------      ---------
Net cash (used in) provided by operating activities   (240,419)        44,631
                                                     ---------      ---------
Cash flows from investing activities:
 Capital expenditures                                 (173,162)             0
                                                     ---------      ---------
   Net cash used in investing activities:             (173,162)             0
                                                     ---------      ---------
Cash flows from financing activities:
 Proceeds from debt financings                         418,783         11,314
 Principal payments                                          0              0
                                                     ---------      ---------
Net cash provided by financing activities:             418,783         11,314
                                                     ---------      ---------
Increase in cash and cash equivalents                    5,202         55,945

Cash and cash equivalents at beginning of period        13,986         57,736
                                                     ---------      ---------
Cash and cash equivalents at end of period          $   19,188     $  113,681
                                                     =========      =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

             (b) Reports on Form 8-K:

                 No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   August 26, 1999          DIVERSIFIED HISTORIC INVESTORS V
        ---------------
                                 By: Dover Historic Advisors V, General Partner

                                     By: EPK, Inc., Partner

                                         By: /s/ Spencer Wertheimer
                                             -----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer