Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 1999-12-16
CIK 818669

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                               -----------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------------------------
Commission file number              33-15597
                       --------------------------------------------------

                     DIVERSIFIED HISTORIC INVESTORS V
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2479468
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification No.)


                  1609 WALNUT STREET, PHILADELPHIA,  PA  19103
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's  telephone  number,  including  area  code  (215) 557-9800

                                  N/A
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes   X__  No

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (1)   Liquidity

             As of September 30, 1999, Registrant had cash of $4,027. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits
of the properties.   Cash  generated from operations is used primarily
to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all
obligations.   The  Registrant  is  not  aware  of  any additional sources of liquidity.

             As of September 30, 1999, Registrant had restricted cash of $111,795 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              On January 15, 1999, one of the Registrant's properties, the Redick Plaza Hotel, was declared in default on its second mortgage for
failure to  make  the  minimum monthly payment.   A  settlement agreement
was reached whereby the Registrant agreed to relinquish its partnership interests in the hotel in satisfaction of the mortgage.

         (2)   Capital Resources

               Due to the relatively recent rehabilitations of the property, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

         (3)   Results of Operations

              During the third quarter of 1999, Registrant incurred a net loss of $59,812 ($5.31 per limited partnership unit) compared to a net loss of $510,254 ($45.34 per limited partnership unit) for the same period in 1998. For the first nine months of 1999, Registrant recognized income of $3,695,185 ($328.33 per limited partnership unit) compared to a net loss of $1,548,593 ($137.60 per limited partnership unit) for the same period in 1998. Included in income in the first nine months of 1999 is extraordinary income of $3,997,619 related to the foreclosure of the Redick Plaza Hotel in January 1999.

             Rental and hotel income combined decreased $320,371 from $347,346
in the third quarter of 1998  to $26,975 in the  same period in  1999.   The
decrease resulted from a $318,191 decrease in hotel income and a $2,180
decrease  in rental income.   The  decrease  in hotel  income is due to the
foreclosure of the Redick Plaza Hotel. The decrease in rental income is due to a decrease in the average occupancy (84% to 77%) at the Lofts at Red Hill.

             Rental and hotel income decreased $905,916 from $1,006,318 for the first nine months of 1998 to $100,402 for the same period of 1999. The decrease resulted from a $894,417 decrease in hotel income and a $11,499
decrease in rental income.   The  decrease  in hotel  income is due to the
foreclosure of the Redick Plaza Hotel. The decrease in rental income is due to a decrease in the average occupancy (91% to 80%) at the Lofts at Red Hill.

             Expense for rental operations decreased $730 from $26,206 in the third quarter of 1998 to $25,476 in the same period in 1999 and decreased $5,804 from $64,712 for the first nine months of 1998 to $58,908 for the same period in 1999 due to legal fees incurred in the second quarter of 1998 in connection with the bankruptcy of the Redick Plaza Hotel that did not recur in 1999.

            Hotel operations expense decreased $420,267 from $420,267 in the third quarter of 1998 to $0 in the same period in 1999 and decreased $1,163,743 from $1,262,925 for the first nine months of 1998 to $99,182 for  the same period in 1999 due to the foreclosure  of the Redick Plaza Hotel.

              Interest expense decreased $234,910  from $249,676 in the third
quarter of 1997 to $14,766 in the same   period  in  1999  and  decreased
$658,185  from $744,055  for the first nine months of 1998 to  $85,870 for the same period in 1999 due to the foreclosure of Redick Plaza Hotel and the satisfaction of the related debt obligations as a result of that foreclosure.

              Depreciation  and  amortization   expense decreased  $114,919
from $145,551 in the third quarter of 1998 to $30,632 in the same period in 1999 and decreased $325,468 from $436,655 for the first nine months of 1998 to $111,187 for the same period in 1999 due to the foreclosure of the Redick Plaza Hotel.

            Losses incurred during the third quarter at the   Registrant's
properties  amounted  to   $29,000, compared to approximately $475,000 for
the same  period in  1998.   For  the  first nine  months  of  1999  the
Registrant's properties recognized income of $3,789,000 compared to a loss of approximately $1,445,000 for  the same  period in 1998.  Included in income
in the  first nine   months  of  1999  is  extraordinary income of $3,998,000
related to the foreclosure  of  the  Redick Plaza Hotel.

             In the third quarter of 1999, Registrant incurred a loss of $0 at the Redick Plaza Hotel, compared to a loss of $452,000 in the third
quarter  of 1998,   including   $115,000 of depreciation and amortization
expense. For the first nine months of 1999, recognized income of $3,855,000 including $19,000 of depreciation and amortization expense, compared to a loss of $1,394,000 for the same period in 1998, including depreciation and amortization expense of $345,000. Included in income for the first nine months of 1999 is extraordinary income of $3,998,000 related to the
foreclosure of the Redick  Plaza  Hotel.   The decrease  in  the loss from
the third quarter and the first nine months of 1998 to the same periods in 1999 is due to the foreclosure of the Redick Plaza Hotel.

              In the third quarter of 1999, Registrant incurred a loss of $29,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $23,000 including $15,000 of depreciation expense in the third quarter of 1998 and for the first nine months of 1999, incurred a loss of $66,000, including $45,000 of depreciation expense compared to a loss of $51,000 for the first nine months of 1997 including depreciation expense of $45,000. The increased loss from the third quarter and the first nine months of 1998 from the same periods in 1999 is the result of a decrease in rental income due to a decrease in the average occupancy (84% to 77%) for the third quarter and (91% to 80%) for the first nine months.

                    DIVERSIFIED HISTORIC INVESTORS V
                  (a Pennsylvania limited partnership)

                     CONSOLIDATED BALANCE SHEETS
                September 30, 1999 and December 31, 1998

                               Assets

                              September 30, 1999  December 31, 1998
                                (Unaudited)
Rental properties, at cost:
Land                               $    61,046    $    347,955
Buildings and improvements           1,445,431      10,322,476
Furniture and fixtures                  85,443       1,121,539
                                    ----------      ----------
                                     1,591,920      11,791,970
Less - Accumulated depreciation       (696,458)     (5,752,945)
                                    ----------      ----------
                                       895,462       6,039,025

Cash and cash equivalents                4,027          13,986
Restricted cash                        111,795         263,862
Accounts and notes receivable              213          99,954
Other assets (net of amortization
 of $144,364 and $365,187 at
 September 30, 1999 and December
 31, 1998, respectively).              193,332         348,005
                                    ----------      ----------
     Total                         $ 1,204,829     $ 6,764,832
                                    ==========      ==========

                         Liabilities and Partners' Equity
Liabilities:
Debt obligations                   $   414,534     $ 7,566,974
Accounts payable:
     Trade                              91,539         578,973
     Related parties                    33,656          33,656
     Taxes                                   0          95,258
Interest payable                             0       1,498,851
Accrued liabilities                     12,847          33,447
Tenant security deposits                 7,540           8,145
                                    ----------      ----------
     Total liabilities                 560,116       9,815,304
                                    ----------      ----------
Partners' equity                       644,713      (3,050,472)
                                    ----------      ----------
     Total                         $ 1,204,829     $ 6,764,832
                                    ==========      ==========

The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS V
                    (a Pennsylvania limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)

                              Three months            Nine months
                          Ended September 30,     Ended September 30,
                             1999    1998           1999     1998

Revenues:
   Rental income         $ 26,975   $ 29,155      $ 82,221  $   93,720
   Hotel income                 0    318,191        18,181     912,598
   Interest income             86         99           308       1,433
                          -------    -------     ---------   ---------
  Total revenues           27,061    347,445       100,710   1,007,751
                          -------    -------     ---------   ---------
Costs and expenses:
   Rental operations       25,476       26,206      58,908      64,712
   Hotel operations             0      420,267      99,182   1,262,925
   General and
     administrative        15,999       15,999      47,997      47,997
   Interest                14,766      249,676      85,870     744,055
   Depreciation and
     amortization          30,632      145,551     111,187     436,655
                          -------      -------   ---------   ---------
  Total costs and expenses 86,873      857,699     403,144   2,556,344
                          -------      -------   ---------   ---------

Loss before
extraordinary item        (59,812)    (510,254)   (302,434) (1,548,593)
Extraordinary income            0            0   3,997,619           0
                          -------      -------   ---------   ---------

Net (loss) income       ($ 59,812)  ($ 510,254) $3,695,185 ($1,548,593)
                          =======      =======   =========   =========
Net (loss) income per
limited partnership unit

Loss before             ($   5.31)  ($   45.34) $    26.87 ($   137.60)
extraordinary item
Extraordinary income            0            0      355.20           0
                          -------     --------   ---------   ---------
                        ($   5.31)  ($   45.34) $   328.33 ($   137.60)
                          =======     ========   =========   =========

The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS V
                       (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)

                                          Nine months ended
                                            September 30,
                                             1999    1998

Cash flows from operating activities:
 Net income (loss)                      $3,695,185  ($1,548,593)
 Extraordinary income                   (3,997,619)           0
  Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization             111,187      436,655
 Changes in assets and liabilities:
  Increase (decrease) in restricted cash       633     (302,070)
  (Decrease) increase in accounts
    receivable                              19,236      (39,572)
  Increase in other assets                       0      (30,499)
  Increase in accounts payable - trade     108,727      241,637
  Decrease in accounts payable -
    related parties                              0      (21,344)
  (Decrease) increase in accounts
    payable - taxes                         (3,566)      60,135
  Increase in interest payable              50,475      466,809
  Decrease in accrued liabilities           (1,161)        (980)
  Decrease in tenant security deposits        (605)      (5,342)
                                           -------      -------
Net cash used in operating activities:     (17,508)    (743,164)
                                           -------      -------
Cash flows from investing activities:
 Capital expenditures                            0            0
                                           -------      -------
  Net cash used in investing activities:         0            0
                                           -------      -------
Cash flows from financing activities:
 Proceeds from debt financings               7,549      704,072
 Principal payments                              0            0
                                           -------      -------
Net cash provided by financing activities:   7,549      704,072
                                           -------      -------

Decrease in cash and cash equivalents       (9,959)     (39,092)

Cash and cash equivalents at                13,986       57,736
beginning of period                        -------      -------

Cash and cash equivalents at end of      $   4,027    $  18,644
period                                     =======      =======

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

                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           To the best of its knowledge, Registrant is not party to, nor is a any of its property the subject of, any pending material legal proceedings.

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

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   December 16, 1999     DIVERSIFIED HISTORIC INVESTORS V
        -----------------
                              By: Dover Historic Advisors V, General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                          ----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer