Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2000-11-27
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1999
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission file                     33-15597
                ------------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Pennsylvania                             23-2479468
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

          1609 WALNUT STREET, PHILADELPHIA, PA  19103
----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 11,142 Units
                                                            ------------

            UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------
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

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                             PART I

Item 1.   Business

          a. General Development of Business

             Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under Pennsylvania Law. As of December 31, 1999, Registrant had outstanding 11,142 units of limited partnership interest (the "Units").

              Registrant is currently in its operating stage.  It
originally owned three properties or interests therein. However, in October 1996, its interest in one property was sold and effective as of January 1999, its interest in another was foreclosed. It currently owns one property. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

             Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnership in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. The Registrant's remaining property is being held for rental operations. At this time it is anticipated that this property will continue to be held for that purpose. At such time as real property values in the area in which the property is located begin to increase, the Registrant will re-evaluate its investment strategy regarding the property.

              As of December 31, 1999, Registrant owned one property, located in Pennsylvania. The property contains 21 apartment units. As of December 31, 1999, 18 of the apartment units were under lease at monthly rental rates ranging from $445 to $645. For a further discussion of the property, see Item 2, Properties.

                The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for residential tenants in the local market where the Registrant's residential property is located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The residential property currently owned by the Registrant is located in a suburb of Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitors in this market are organizations that own similar residential buildings. In this area, the apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

               Registrant   has   no   employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

           d.  Financial Information About Foreign  and  Domestic
Operations and Export Sales.

              See  Item 8, Financial Statements and Supplementary
Data.

Item 2.   Properties

           As  of the date hereof, Registrant owned one property.
A summary description of that property is given below.

               The Lofts at Red Hill is a historically certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per square foot) ("sf"). In September 1997, a mortgage was placed on the property in the amount of $400,000 (principal balance of $417,399 at
December 31, 1999). The note accrues interest at 14% and is payable at 10%, with the entire principal balance due October 1, 2002. The proceeds from the mortgage were utilized to satisfy certain outstanding liabilities of the Registrant.

             The property is managed by BCMI. As of December 31, 1999, 18 apartment units were under lease (86%) at monthly rental rates ranging from $445 to $645. All leases are renewable, one-year leases. The occupancy for the previous four years was 76% for 1998, 92% for 1997, 78% for 1996, and 90% for 1995. The
monthly rental range has been approximately the same since 1995. For tax purposes, this property has a basis of $1,478,232 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $15,023 is based on an assessed value of $803,520 taxed at a rate of $18.697 per $1,000 of assessed value. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.   Legal Proceedings

           To the best of its knowledge, as of December 31, 1999, Registrant was not a party to, nor was its property, the subject of, any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 71 units were sold or exchanged of record in 1999.

           b. As of December 31, 1999, there were 1,347 record holders of Units.

           c. Registrant did not declare any cash dividends in 1999 or 1998.


Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 1999. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                      1999        1998        1997        1996        1995
                     ------      ------      ------      ------      ------
Rental income     $  110,807  $  121,383  $  120,685  $  767,508  $ 1,205,122
Hotel income          18,181   1,131,690   1,755,787   2,387,200    2,548,434
Interest income        2,746       2,295      17,449       7,024        4,576
Net income (loss)  3,630,276  (2,777,858) (2,211,312)   (607,725)    (712,598)
Net income (loss)
 per Unit             322.56     (246.82)    (196.48)     (54.00)      (63.32)
Total assets (net
 of depreciation
 and amortization) 1,179,580   6,764,832   7,964,174   9,046,109   13,517,285
Debt obligations     417,399   7,566,974   6,804,113   6,163,254   10,436,965


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              As of December 31, 1999, Registrant had cash of $3,951. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 1999, Registrant had restricted cash of $116,039 consisting primarily of funds held as security deposits and escrows for real estate taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 1999, Registrant recognized net income of $3,630,276 ($322.56 per limited partnership unit) compared to a net loss of $2,777,858 ($246.82 per limited partnership unit) in 1998 and a net loss of $2,211,312 ($196.48 per limited partnership unit) in 1997.

              Rental and hotel income combined decreased from $1,876,472 in 1997 to $1,253,073 in 1998 to $128,988 in 1999.
The  decrease  from 1998 to 1999 is the result of a  decrease  in hotel income of $1,114,000 and a decrease in rental income of $11,000. The decrease in hotel income is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999. The decrease in rental income is due to a decrease in the average occupancy (87% to 82%) at the Lofts at Red Hill. The decrease from 1997 to 1998 is the result of a decrease in hotel income of $624,000 and an increase in rental income of $1,000. The decrease in hotel income is due to a decrease in the average occupancy (53% to 39%) and a decrease in the average nightly room rate ($91.88 to $82.16) at the Redick Plaza Hotel. The increase in rental income was due to a new commercial tenant that operates as a barber shop.

               Expense for rental operations decreased from $196,215 in 1997 to $88,874 in 1998 and increased to $93,204 in
1999. The increase from 1998 to 1999 is due to an increase in maintenance expense at the Lofts at Red Hill due to painting and plumbing repairs made at the property throughout the year. The decrease from 1997 to 1998 is due to a decrease in legal fees. Legal fees were incurred in 1997 for the bankruptcy proceedings at the Redick Plaza Hotel. Hotel operations expense decreased from $1,828,128 in 1997 to $1,607,056 in 1998 and to $96,317 in
1999. The decrease from 1998 to 1999 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999 and the decrease from 1997 to 1998 is due to an overall decrease in operating expenses due to the decrease in average occupancy.

              General and administrative expenses decreased from $548,996 in 1997 to $63,996 in 1998 to and remained constant at $63,996 in 1999. The decrease from 1997 to 1998 is due to a decrease in administrative fees charged due to the sale of St. Mary's Market in 1996 and a decrease in fees incurred in connection with the bankruptcy at the Redick Plaza Hotel during 1998.

              Interest expense increased from $989,390 in 1997 to $1,011,704 in 1998 and decreased to $100,735 in 1999. The decrease in interest expense from 1998 to 1999 is due to the foreclosure of Redick Plaza Hotel effective as of January 1999. The increase from 1997 to 1998 is due to the Lofts at Red Hill having a full year of interest expense in 1998 on the mortgage financing that occurred in September 1997 compared to four months of interest expense in 1997.

             Depreciation and amortization expense increased from $542,504 in 1997 and to $584,544 in 1998 and decreased to
$141,961 in 1999. The decrease from 1998 to 1999 is due to the foreclosure of Redick Plaza Hotel effective as of January 1999. The increase from 1997 to 1998 is due to a full year of amortization of loan costs in 1998 at both the Redick Plaza Hotel and the Lofts at Red Hill compared to a partial year of amortization expense in 1997.

              A nonrecurring impairment loss of $677,052 was recognized in 1998. During 1998, the value of the Redick Plaza Hotel was deemed to be impaired and it was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash flows, exceeded the carrying value by $677,052.

              Effective as of January 1999 the Redick Plaza Hotel was foreclosed by the second mortgage lender, with the consent of the first mortgage lender, by recordation of a deed in lieu of foreclosure. The deed was recorded in June 1999 to be effective as of January 15, 1999. As a result, the Registrant realized an extraordinary gain on forgiveness of indebtedness in the amount of $3,994,755, which is the difference between the debt of the hotel and the net book value of its assets.

              During the year, income of approximately $3,765,000 was recognized at the Registrant's two properties that were owned during all or a portion of the year compared to a loss of approximately $1,962,000 in 1998 and $1,561,000 in 1997.
Included in income for 1999 is extraordinary income of $3,994,755 related to the foreclosure of the Redick Plaza Hotel effective as of January 1999. A discussion of property operations/activities follows.

              In 1999, Registrant recognized income of $3,855,000
at the Redick Plaza Hotel, including $19,000 of depreciation and amortization expense, compared to a loss of $1,888,000, including $462,000 of depreciation and amortization expense, in 1998 and a loss of $1,506,000, including $453,000 of depreciation expense, in 1997. Included in the income for 1999 is extraordinary income of $3,995,000 related to the foreclosure of the Redick Plaza Hotel effective as of January 1999. The increase in the loss from 1997 to 1998 is the result of a decrease in hotel income due to a decrease in the average occupancy (53% to 39%) partially offset by an overall decrease in operating expenses due to the decrease in occupancy. The occupancy decreased due to the conversion to an independent hotel from an affiliation with the Radisson chain of hotels.

              In 1999, Registrant incurred a loss of $90,000 at the Lofts at Red Hill including $61,000 of depreciation and amortization expense compared to a loss of $74,000 including $61,000 of depreciation expense in 1998 and a loss of $30,000 including $59,000 of depreciation expense in 1997. The increase in the loss from 1998 to 1999 is due to a decrease in rental income combined with an increase in maintenance expense. The decrease in rental income is due to the decrease in average occupancy (87% to 82%). Maintenance expense increased due to painting and plumbing repairs made at the property. The increase in the loss from 1997 to 1998 is due to a full year of interest expense in 1998 on the mortgage financing incurred in September 1997 compared to four months of interest expense in 1997.

Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

          Not applicable.

Item 8.   Financial Statement and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                  Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1999 and 1998 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 1999 and 1998, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 16, 2000

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                Page

   Consolidated Balance Sheets at December 31, 1999 and 1998       10

   Consolidated Statements of Operations for  the  Years
Ended December 31, 1999, 1998, and 1997                            11

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 1999,  1998,              12
and 1997
   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 1999, 1998, and 1997                            13

   Notes to consolidated financial statements                    14-18

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation          20

   Notes to Schedule XI                                            21



All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and 1998

                             Assets

                                             1999          1998
                                            ------        ------
Rental properties at cost:
  Land                                  $   61,046    $   347,955
  Buildings and improvements             1,445,431     10,322,476
  Furniture and fixtures                    86,863      1,121,539
                                        ----------    -----------
                                         1,593,340     11,791,970
  Less - accumulated depreciation         (711,121)    (5,752,945)
                                        ----------    -----------
                                           882,219      6,039,025

Cash and cash equivalents                    3,951         13,986
Restricted cash                            116,039        263,862
Accounts and notes receivable                  150         99,954
Other assets (net of amortization of
 $160,475 and $365,187, respectively)      177,221        348,005
                                        ----------    -----------
          Total                         $1,179,580    $ 6,764,832
                                        ==========    ===========


                 Liabilities and Partners' Equity

Liabilities:
  Debt obligations                      $  417,399    $ 7,566,974
  Accounts payable:
     Trade                                 111,524        578,973
     Related parties                        33,656         33,656
     Taxes                                  13,693         95,258
  Interest payable                               0      1,498,851
  Accrued liabilities                       14,160         33,447
  Tenant security deposits                   9,344          8,145
                                        ----------    -----------
          Total liabilities                599,776      9,815,304

Partners' equity (deficit)                 579,804     (3,050,472)
                                        ----------    -----------
          Total                         $1,179,580    $ 6,764,832
                                        ==========    ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 1999, 1998 and 1997


                                       1999        1998         1997
                                      ------      ------       ------
Revenues:
  Rental income                   $  110,807   $  121,383   $  120,685
  Hotel income                        18,181    1,131,690    1,755,787
  Interest income                      2,746        2,295       17,449
                                  ----------   ----------   ----------
          Total revenues             131,734    1,255,368    1,893,921
                                  ----------   ----------   ----------
Costs and expenses:
  Rental operations                   93,204       88,874      196,215
  Hotel operations                    96,317    1,607,056    1,828,128
  General and administrative          63,996       63,996      548,996
  Interest                           100,735    1,011,704      989,390
  Depreciation and amortization      141,961      584,544      542,504
  Impairment loss                          0      677,052            0
                                  ----------   ----------   ----------
          Total costs and expenses   496,213    4,033,226    4,105,233
                                  ----------   ----------   ----------
Loss before extraordinary item      (364,479)  (2,777,858)  (2,211,312)
Extraordinary gain on
 extinguishment of debt            3,994,755            0            0
                                  ----------   ----------   ----------
Net income (loss)                 $3,630,276  ($2,777,858) ($2,211,312)
                                  ==========   ==========   ==========

Net income (loss)per limited
 partnership unit

    Loss before extraordinary item    (32.39)     (246.82)     (196.48)
    Extraordinary item                354.95            0            0
                                  ----------   ----------   ----------
                                  $   322.56  ($   246.82) ($   196.48)
                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 1999, 1998 and 1997


                                       Dover
                                     Historic     Limited
                                    Advisors V    Partners
                                       (1)          (2)         Total
                                     --------     --------    ---------
Percentage participation in
 profit or loss                         1%           99%         100%
                                        ==           ===         ====

Balance at December 31, 1996        ($149,766)  $2,088,464   $1,938,698
Net loss                              (22,113)  (2,189,199)  (2,211,312)
                                     --------   ----------   ----------
Balance at December 31, 1997         (171,879)    (100,735)    (272,614)
Net loss                              (27,779)  (2,750,079)  (2,777,858)
                                     --------   ----------   ----------
Balance at December 31, 1998         (199,658)  (2,850,814)  (3,050,472)
Net income                             36,303    3,593,973    3,630,276
                                     --------   ----------   ----------
Balance at December 31, 1999        ($163,355)  $  743,159   $  579,804
                                     ========   ==========   ==========

(1)  General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 1999, 1998, and 1997.

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 1999, 1998 and 1997


                                          1999        1998         1997
                                         ------      ------       ------
Cash flows from operating
 activities:
Net income (loss)                     $3,630,276 ($2,777,858)($2,211,312)
Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
Depreciation and amortization            141,961     584,544     542,504
Extraordinary gain on extinguishment
 of debt                              (3,994,755)          0           0
Impairment loss                                0     677,052           0
Changes in assets and liabilities:
  Increase in restricted cash             (3,612)    (87,733)   (167,173)
  (Increase) decrease in accounts
   and notes receivable                      (90)     17,514      55,401
  Increase in other assets                     0     (67,000)   (400,613)
  Increase (decrease) in accounts
   payable - trade                       114,167     193,360    (131,681)
  Decrease in accounts payable -
   related parties                             0     (21,344)    (75,063)
  Increase (decrease) in accounts
   payable - taxes                        57,756      60,135      (8,961)
  Increase in interest payable            42,320     629,191     710,698
  Increase (decrease) in accrued
   liabilities                               153     (44,452)     (5,130)
  Increase (decrease) in tenant
   security deposits                       1,199      (1,235)     (1,344)
                                      ----------  ----------  ----------
        Net cash used in operating
         activities                      (10,625)   (837,826) (1,692,674)
                                      ----------  ----------  ----------
Cash flows from investing activities:
   Assets disposed of                          0      73,000           0
   Capital expenditures                   (1,420)    (41,785)    (17,163)
                                      ----------  ----------  ----------
        Net cash (used in) provided
         by investing activities          (1,420)     31,215     (17,163)
                                      ----------  ----------  ----------
Cash flows from financing
activities:
  Proceeds from debt financings           10,414     762,861     640,862
  Repayments of debt financing            (8,404)          0           0
                                      ----------  ----------  ----------
    Net cash provided by financing
     activities                            2,010     762,861     640,862
                                      ----------  ----------  ----------
Decrease in cash and cash
 equivalents                             (10,035)    (43,750) (1,068,975)
Cash and cash equivalents at
 beginning of year                        13,986      57,736   1,126,711
                                      ----------  ----------  ----------
Cash and cash equivalents at end
 of year                              $    3,951  $   13,986  $   57,736
                                      ==========  ==========  ==========
Supplemental Disclosure of
 Cash Flow Information
  Cash paid during the year
   for interest                       $   48,000  $  382,513  $  278,692

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors V (the "Partnership") is a Pennsylvania limited partnership formed in July 1987 to acquire, rehabilitate, renovate, manage, operate, hold, sell, exchange, and otherwise deal in and with real properties containing improvements which are certified historic structures, as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation as such, and to engage in any and all activities related or incidental thereto. Any rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures as "qualified rehabilitation expenditures" as defined in the Code.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and a subsidiary partnership, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of the results for those years.

2.   Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding
(11,142 in 1999, 1998, and 1997).

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

9.   Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification  sufficient  to allow it to  continue  to  hold  the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or,
(4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

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

All distributable cash from sales or dispositions will be distributed to the limited partners in an amount equal to their adjusted invested capital plus an amount equal to the greater of an 8.5% cumulative, non-compounded annual return on the average after-credit invested capital or a 6% cumulative, non-compounded annual return on average adjusted invested capital, less amounts previously distributed. Thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 15% to the General Partner and 85% to the limited partners.

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

The Partnership acquired two properties and a general partnership interest in a partnership which acquired a property in December
1987, as discussed below.

The Partnership purchased a four-story building located in Pennsylvania for an acquisition and rehabilitation price of $1,325,000.

The  Partnership purchased an 89-room hotel located in  Nebraska.
The acquisition and rehabilitation price of this property was $9,500,000. This property was foreclosed effective as of January
1999.

The Partnership was admitted, with a 95% general partner interest, to a Pennsylvania limited partnership which owned a building located in Louisiana consisting of 105 units and 6,900 square feet of commercial space, for a cash contribution of $3,450,000. This property was sold in October 1996.


NOTE E- DEBT OBLIGATIONS

Debt    obligations   consist   of    the
following:
                                                      December 31,
                                                    1999        1998
                                                   -----       ------
Variable    rate    insured    Industrial         $      0   $6,659,990
Development Bonds due September 30, 2002;
interest  only  payable  monthly  to  the
extent    of   net   operating    income;
collateralized  by the related  property.
(A)

Note  payable, interest accrues  at  10%;         $      0      500,000
principal     due     March      29,1999;
collateralized  by the related  property.
(A)

Note  payable, interest accrues  at  14%;          417,399      406,984
payable at 10%;  principal due October 1,         --------   ----------
2002.
                                                  $417,399   $7,566,974
                                                  ========   ==========

Annual principal payments of debt obligations are as follows:

            Year ending December 31,
            ------------------------
                 2000                        0
                 2001                        0
                 2002                 $417,399
                 2003                        0
                 2004                        0
                                      --------
                                      $417,399
                                      ========

(A) This property was foreclosed effective as of January 1999.

NOTE F - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Parties was $33,656 and $33,656 at December 31, 1999 and 1998 owed to the co-general partner in the partnership referred to in Note D, for amounts owed in connection with the sale of such partnership's property.

NOTE G - IMPAIRMENT LOSS

During 1998, the Redick Plaza Hotel was deemed to be impaired and was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash flow, exceeded the carrying value by $677,052. An impairment loss of that amount has been charged to operations in 1998.


NOTE H - EXTRAORDINARY GAIN

Effective as of January 1999 the Redick Plaza Hotel was foreclosed by the second mortgage lender, with the consent of the first mortgage lender, by recordation of deed in lieu of foreclosure. As a result, the Registrant realized an extraordinary gain on forgiveness of indebtedness in the amount of $3,994,755, which is the difference between the debt of the hotel and the net book value of its assets.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")  purposes  and  for  income  tax  ("tax")  purposes.   A
reconciliation of the results of operations follows:

                                        For the Years Ended December 31,
                                         1999        1998         1997
                                        ------      ------       ------
Net income (loss) - book              $3,630,276  ($2,777,858) ($2,211,312)
Excess of book over tax depreciation       6,033       98,002       85,758
Minority interest - tax only             (17,168)     (18,126)     (14,399)
Impairment loss                                0      677,052            0
Extraordinary gain on debt
 extinguishment                         (946,522)           0            0
                                      ----------   ----------   ----------
Net income (loss) - tax               $2,672,619  ($2,020,930) ($2,139,953)
                                      ==========   ==========   ==========

Partners' equity - book               $  579,804  ($3,050,472) ($  272,614)
Costs of issuance                      1,419,240    1,419,240    1,419,240
Cumulative book over tax loss            972,575    1,930,232    1,173,304
Facade easement donation (tax only)     (612,750)    (612,750)    (612,750)
                                      ----------   ----------   ----------
Partners' equity - tax                $2,358,869  ($  313,750)  $1,707,180
                                      ==========   ==========   ==========

                    SUPPLEMENTAL INFORMATION

                 DIVERSIFIED HISTORIC INVESTORS V
                      (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1999


                                                       Cost
                                                    Capitalized
                          Initial Cost             Subsequent to
                         to Partnership             Acquisition

                                      Buildings                 Date of  Date
                Encumbrances             and                    Constr.  Acqu-
Description(a)      (e)       Land  Improvements  Improvements    (a)    ired

21 unit
condominium
Complex in
Red Hill, PA    $417,399    $61,046  $1,461,413     $ 3,569     1987   12/31/87

105 apartment
units and
6,900 square
feet of
commercial
space in
New Orleans,
LA                     0          0           0      67,312     1988  12/30/87
                --------    -------  ----------     -------
                $417,399    $61,046  $1,461,413     $70,881
                ========    =======  ==========     =======


                 Gross Amount at which Carried at
                      December 31, 1999

                             Buildings
                               and        Total     Accumulated
Description(a)      Land    Improvements  (b) (c)    Depr.(c)(d)

21 unit
condominium
complex in Red
Hill, PA         $61,046    $1,464,982   $1,526,028    $711,121

105 apartment
units and
6,900 square
feet of
commercial space
in
New Orleans, LA         0       67,312       67,312           0
                  -------   ----------   ----------     --------
                  $61,046   $1,532,294   $1,593,340     $711,121
                  =======   ==========   ==========     ========

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 1999

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) The cost of real estate owned at December 31, 1999, for Federal income tax purposes was approximately $1,478,232. The depreciable basis of buildings and improvements was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

(C)  Reconciliation of land, buildings and improvements:

                                      1999         1998         1997
                                     ------       ------       ------
Balance at beginning of year       $11,791,970  $12,500,237  $12,483,074
Additions during the year:
  Improvements                           1,420       41,785       17,163
Deductions during the year:
  Impairment loss                            0     (677,052)           0
  Foreclosure of property          (10,200,050)     (73,000)           0
                                   -----------  -----------  -----------
Balance at end of year             $ 1,593,340  $11,791,970  $12,500,237
                                   ===========  ===========  ===========

Reconciliation of accumulated depreciation:
                                       1999        1998         1997
                                      ------      ------       ------
Balance at beginning of year       $ 5,752,945  $ 5,284,345  $ 4,777,178
Depreciation expense for the year       76,892      468,600      507,167
Deductions during the year          (5,118,716)           0            0
                                   -----------  -----------  -----------
Balance at end of year             $   711,121  $ 5,752,945  $ 5,284,345
                                   ===========  ===========  ===========

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

          b. Identification of Executive Officers

              The  General  Partner of the  Registrant  is  Dover
Historic Advisors V (DoHA-V), a Pennsylvania general partnership.
The partners of DoHA-V are as follows:

Name             Age   Position        Term of       Period Served
                                       Office

SWDHA, Inc.      --    Partner in      No fixed      Since May 1997
                       DoHA-V          term

EPK, Inc.        --    Partner in      No fixed      Since May 1997
                       DoHA-V          term


           For further description of DoHA-V, see paragraph e. of
this  Item.   There  is  no arrangement or understanding  between
either person named above and any other person pursuant to which any person was or is to be selected as an officer.

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

              Donna M. Zanghi (age 42) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc., a subsidiary of D, LTD, since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 34) was appointed on May  13,
1997 as Assistant Secretary of EPK, Inc.  Ms. Rudoi has served as
Assistant  Secretary and Director of both D, LTD  and  DHP,  Inc.
since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 1999, Registrant paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1999, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1999 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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

          b.   Security Ownership of Management - None.

          c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.  Certain Relationships and Related Transactions

           a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1997 through 1999.

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

                             PART V

Item  14.   (A)   Exhibits,  Financial  Statement  Schedules  and
Reports on Form 8-K.

          1. Financial Statements:

                       a.   Consolidated  Balance  Sheets   at
                 December 31, 1999 and 1998.

                       b.   Consolidated Statements of Operations
                 for  the Years Ended December 31, 1999, 1998 and
                 1997.

                       c.   Consolidated Statements of Changes in
                 Partners'  Equity for the Years  Ended  December
                 31, 1999, 1998 and 1997.

                       d.   Consolidated Statements of Cash Flows
                 for  the Years Ended December 31, 1999, 1998 and
                 1997.

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


                 (b)  Reports on Form 8-K:

                               No  reports were  filed  on  Form
                 8-K during the quarter ended December 31, 1999.

                 (c)  Exhibits:

                              See Item 14(A)(3) above.

                           SIGNATURES

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS

Date: November 20, 2000       By: Dover Historic Advisors V, General Partner
      -----------------
                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer

                                       By: /s/ Michele F. Rudoi
                                           ----------------------
                                           MICHELE F. RUDOI
                                           Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

     Signature                  Capacity             Date

DOVER HISTORIC ADVISORS V     General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                    November 20, 2000
        ----------------------                    -----------------
      SPENCER WERTHEIMER
      President and Treasurer

   By: /s/ Michele F. Rudoi                       November 20, 2000
       -----------------------                    -----------------
      MICHELE F. RUDOI
      Assistant Secretary