Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2000-11-27
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number                   33-15597
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS V
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2479468
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - March 31, 2000
          (unaudited) and December 31, 1999
          Consolidated Statements of Operations - Three Months
          Ended March 31, 2000 and 1999 (unaudited)
          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2000 and 1999 (unaudited)
         Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of March 31, 2000, Registrant had cash of $5,451. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2000, Registrant had restricted cash of $115,651 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2000, Registrant incurred a net loss of $50,855 ($4.52 per limited partnership unit) compared to net income of $3,802,180 ($337.84 per limited partnership unit) for the same period in 1999.

              Rental income increased $2,818 to $28,510 in the first quarter of 2000 from $25,692 in the same period in 1999.
The increase is the result of an increase in average occupancy at the Lofts at Red Hill (83% from 77%).

              Rental operations expense increased $231 to $18,015 in the first quarter of 2000 from $17,784 in the same period in 1999 due to increases in utilities, maintenance and commissions expenses due to the increase in occupancy, partially offset by a decrease in real estate taxes.

              Interest expense decreased by $41,487 to $14,804 in the first quarter of 2000 from $56,591 in the same period in 1999. The decrease is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999, partially offset by an increase in interest expense at the Lofts at Red Hill due to a higher principal balance on the mortgage.

              As of January 1999 the Redick Plaza Hotel was foreclosed by the second mortgage lender, with the consent of the first mortgage lender, by recordation of a deed in lieu of foreclosure. The deed was recorded in June 1999 to be effective as of January 15, 1999. As a result, the Registrant realized an extraordinary gain from forgiveness of indebtedness in the amount of $3,994,755, which is the difference between the debt of the hotel and the net book value of its assets in the first quarter of 1999.

              In the first quarter of 2000, Registrant incurred a loss of approximately $19,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $22,000 including $15,000 of depreciation expense in the first quarter of 1999. The decrease in the loss in the first quarter of 2000 from the same period in 1999 is due to the increase in rental income, partially offset by an increase in rental operations expense, both due to the increase in average occupancy (83% from 77%).

              The results of operations for the first quarter of 1999 have been restated to reflect the foreclosure of the Redick
Plaza Hotel effective as of January 1999.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                 March 31, 2000   December 31, 1999
                                  (Unaudited)

Rental properties, at cost:
 Land                             $   61,046        $   61,046
 Buildings and improvements        1,445,431         1,445,431
 Furniture and fixtures               86,863            86,863
                                  ----------        ----------
                                   1,593,340         1,593,340
Less - accumulated depreciation     (725,677)         (711,121)
                                  ----------        ----------
                                     867,663           882,219
                                  ----------        ----------
Cash and cash equivalents              5,451             3,951
Restricted cash                      115,651           116,039
Accounts and notes receivable          1,581               150
Other assets (net of amortization
 of $176,586 and $160,475 at
 March 31, 2000 and December 31,
 1999, respectively)                 161,111           177,221
                                  ----------        ----------
     Total                        $1,151,457        $1,179,580
                                  ==========        ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                 $  420,203        $  417,399
 Accounts payable:
  Trade                              131,974           111,524
  Related parties                     33,656            33,656
  Taxes                               13,693            13,693
 Accrued liabilities                  14,117            14,160
 Tenant security deposits              8,865             9,344
                                  ----------        ----------
     Total liabilities               622,508           599,776
Partners' equity                     528,949           579,804
                                  ----------        ----------
     Total                        $1,151,457        $1,179,580
                                  ==========        ==========

The accompanying notes are an integral part of these finacial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      Three months ended
                                           March 31,
                                      2000          1999
                                                  (Restated)
Revenues:
 Rental income                      $28,510   $     25,692
 Hotel income                             0         18,181
 Interest income                        120            167
                                    -------     ----------
     Total revenues                  28,630         44,040
                                    -------     ----------
Costs and expenses:
 Rental operations                   18,015         17,784
 Hotel operations                         0         96,318
 General and administrative          15,999         15,999
 Interest                            14,804         56,591
 Depreciation and  amortization      30,667         49,923
                                    -------     ----------
     Total costs and expenses        79,485        236,615
                                    -------     ----------
Net loss before extraordinary item ($50,855)     ($192,575)
Extraordinary gain from
 extinguishment of debt                   0      3,994,755
                                   --------     ----------
Net (loss) income                 ($ 50,855)    $3,802,180
                                   ========     ==========
Net loss per limited
 partnership unit:
Net loss before
 extraordinary item               ($   4.52)   ($    17.11)
Extraordinary gain                        0         354.95
                                   --------     ----------
Net (loss) income                 ($   4.52)        337.84
                                   ========     ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                            Three months ended
                                                 March 31,
                                            2000         1999
                                                       Restated

Cash flows from operating activities:
 Net (loss) income                       ($50,855)   $3,802,180
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization           30,667        49,923
   Extraordinary gain from
    extinguishment of debt                      0    (3,994,755)
   Changes in assets and liabilities:
    Decrease (increase) in restricted
     cash                                     388          (453)
    Increase in accounts receivable        (1,431)         (537)
    Increase in accounts payable - trade   20,450        51,021
    Increase in accounts payable - taxes        0        46,638
    Increase in interest payable                0        42,320
    (Decrease) increase in accrued
     liabilities                              (43)          390
    (Decrease) Increase in tenant
     security deposits                       (479)          920
                                         --------    ----------
Net cash used in operating activities      (1,303)       (2,353)
                                         --------    ----------
Cash flows from financing activities:
 Borrowings under debt obligations          2,803         2,271
 Repayments of debt financings                  0        (8,404)
                                         --------    ----------
Net cash provided by (used in)
 financing activities                       2,803        (6,133)
                                         --------    ----------
Increase (decrease) in cash and cash
 equivalents                                1,500        (8,486)
Cash and cash equivalents at
 beginning of period                        3,951        13,986
                                         --------    ----------
Cash and cash equivalents at end of
 period                                  $  5,451    $    5,500
                                         ========    ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto on Form 10-K of the Registrant for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

           To the best of its knowledge, Registrant is not party to, nor is its property the subject of, any pending material legal proceedings.

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


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2000         DIVERSIFIED HISTORIC INVESTORS V
      -----------------
                                By: Dover Historic Advisors V,
                                     General Partner

                                    By: EPK, Inc., Partner

                                        By: /s/ Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer