Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2000-11-27
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         (1)   Liquidity

             As of June 30, 2000, Registrant had cash of $7,333. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of June 30, 2000, Registrant had restricted cash of $117,962 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

         (3)   Results of Operations

              During the second quarter of 2000, Registrant incurred a net loss of $66,086 ($5.87 per limited partnership unit) compared to a net loss of $47,184 ($4.19 per limited partnership unit) for the same period in 1999. For the first six months of 2000, Registrant incurred a loss of $116,940 ($10.39 per limited partnership unit) compared to net income of $3,754,997 ($333.64 per limited partnership unit) for the same period in 1999.

             Rental income increased $2,769 to $32,322 in the second quarter of 2000 from $29,553 in the same period in 1999 and increased $5,586 to $60,832 for the first six months of 2000 from $55,246 for the same period in 1999. The increase in rental income is due to an increase in average occupancy during the second quarter (92% from 88%) and for six months (87% from 82%) at the Lofts at Red Hill.

              Rental operations expense increased $21,276 to $36,924 in the second quarter of 2000 from $15,648 in the same period in 1999 and increased $21,056 to $54,938 for the first six months of 2000 from $33,432 for the same period in 1999 due to an increase in apartment preparation and commission expenses at the Lofts at Red Hill due to the increase in average occupancy.

              Interest expense increased $391 to $14,904 in the second quarter of 2000 from $14,513 in the same period in 1999.
The increase is due to a higher principal balance on the mortgage.

              Interest expense decreased $41,935 to $29,709 for the first six months of 2000 from $71,104 for the same period in 1999. The decrease is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999, partially offset by an increase in interest expense at the Lofts at Red Hill due to a higher principal balance on the mortgage.

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

             In the second quarter of 2000, Registrant incurred a loss of approximately $35,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $16,000 including $15,000 of depreciation expense in the second quarter of 1999. The increase in the loss in the second quarter of 2000 from the same period in 1999 is due to the increase in rental operations expense, partially offset by the increase in rental income, both due to the increase in average occupancy (92% from 88%).

              For the first six months of 2000, Registrant incurred a loss of approximately $54,000 at the Lofts at Red Hill, including $29,000 of depreciation and amortization expense, compared to a loss of $37,000 including $29,000 of depreciation expense in the same period in 1999. The increase in the loss in the first six months of 2000 from the same period in 1999 is due to the increase in rental operations expense, partially offset by the increase in rental income, both due to the increase in average occupancy (87% from 82%).

             The results of operations for the second quarter and the first six months of 1999 have been restated to reflect the foreclosure of the Redick Plaza Hotel effective as of January
1999.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                  June 30, 2000    December 31, 1999
                                   (Unaudited)

Rental properties, at cost:
 Land                              $   61,046      $   61,046
 Buildings and improvements         1,445,431       1,445,431
 Furniture and fixtures                86,863          86,863
                                   ----------      ----------
                                    1,593,340       1,593,340
Less - accumulated depreciation      (740,198)       (711,121)
                                   ----------      ----------
                                      853,142         882,219
Cash and cash equivalents               7,333           3,951
Restricted cash                       117,962         116,039
Accounts and notes receivable           1,940             150
Other assets (net of amortization
 of $192,697 and $160,475 at
 June 30, 2000 and December 31,
 1999,respectively)                   144,999         177,221
                                   ----------      ----------
     Total                         $1,125,376      $1,179,580
                                   ==========      ==========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations                  $  423,108      $  417,399
 Accounts payable:
  Trade                               152,168         111,524
  Related parties                      33,656          33,656
  Taxes                                27,189          13,693
 Accrued liabilities                   15,256          14,160
 Tenant security deposits              11,135           9,344
                                   ----------      ----------
     Total liabilities                662,512         599,776
Partners' equity                      462,864         579,804
                                   ----------      ----------
     Total                         $1,125,376      $1,179,580
                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                               Three months              Six months
                              ended June 30,           ended June 30,
                              2000     1999          2000         1999
                                     Restated                 Restated
Revenues:
   Rental income            $32,322   $29,553     $ 60,832   $   55,246
   Hotel income                   0         0            0       18,181
   Interest income               51        55          172          222
                            -------   -------     --------   ----------
  Total revenues             32,373    29,608       61,004       73,649
                            -------   -------     --------   ----------
Costs and expenses:
   Rental operations         36,924    15,648       54,938       33,432
   Hotel operations               0         0            0       96,318
   General and
    administrative           15,999    15,999       31,998       31,998
   Interest                  14,904    14,513       29,709       71,104
   Depreciation and
    amortization             30,632    30,632       61,299       80,555
                            -------   -------     --------   ----------
  Total costs and expenses   98,459    76,792      177,944      313,407
                            -------   -------     --------   ----------
Net loss before
 extraordinary item         (66,086)  (47,184)    (116,940)    (239,758)
Extraordinary gain from
 from extinguishment of debt      0         0            0    3,994,755
                            -------   -------     --------   ----------
Net (loss) income          ($66,086) ($47,184)   ($116,940)  $3,754,997
                            =======   =======     ========   ==========
Net loss per limited
 partnership unit:
 Net loss before
  extraordinary item      ($   5.87) ($  4.19)   ($  10.39) ($    21.30)
 Extraordinary gain               0         0            0       354.95
                           --------   -------     --------   ----------
Net (loss) income         ($   5.87) ($  4.19)   ($  10.39) ($   333.65)
                           ========   =======     ========   ==========

The accompanying notes are an integral part of these finacial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Six months ended
                                                  June 30,
                                               2000       1999
                                                        Restated
Cash flows from operating activities:
 Net (loss) income                         ($116,940)$3,754,997
  Adjustments to reconcile net (loss)
   income to net cash provided by (used
   in) operating activities:
  Depreciation and amortization               61,299     80,555
  Extraordinary gain from                          0 (3,994,755)
   extinguishment of debt
  Changes in assets and liabilities:
   (Increase) decrease in restricted cash     (1,923)       391
   Increase in accounts receivable            (1,790)      (142)
   Increase in accounts payable - trade       40,644     67,312
   Increase in accounts payable - taxes       13,496     44,063
   Increase in interest payable                    0     42,320
   Increase (decrease) in accrued
    liabilities                                1,096     (1,421)
   Increase in tenant security deposits        1,791        910
                                            --------  ---------
Net cash used in operating activities:        (2,327)    (5,770)
                                            --------  ---------
Cash flows from financing activities:
 Proceeds from debt financings                 5,709      4,783
 Repayments of debt financings                     0     (8,404)
                                            --------  ---------
Net cash provided by (used in)
 financing activities:                         5,709     (3,621)
                                            --------  ---------
Increase (decrease) in cash and cash
 equivalents                                   3,382     (9,391)
Cash and cash equivalents at
 beginning of period                           3,951     13,986
                                            --------  ---------
Cash and cash equivalents at end of period  $  7,333  $   4,595
                                            ========  =========

The accompanying notes are an integral part of these finacial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

       The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

          The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          To the best of its knowledge, Registrant is not a party to, nor is its property the subject of, any pending material legal proceedings.

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


             (b)  Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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