Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2000-11-27
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2000 and 1999 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         (1)   Liquidity

             As of September 30, 2000, Registrant had cash of $4,842. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of September 30, 2000, Registrant had restricted cash of $114,032 consisting primarily of funds held as security deposits escrows for real estate taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

         (3)   Results of Operations

            During the third quarter of 2000, Registrant incurred a net loss of $44,916 ($3.99 per limited partnership unit) compared to a net loss of $59,812 ($5.31 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, Registrant incurred a loss of $161,855 ($14.38 per limited partnership unit) compared to a net income of $3,695,185 ($328.33 per limited partnership unit) for the same period in 1999. Included in income in the first nine months of 1999 is an extraordinary gain of $3,994,755 related to the foreclosure of the Redick Plaza Hotel in January 1999.

             Rental income increased $11,522 to $38,497 in the third quarter of 2000 from $26,975 in the same period in 1999 and increased $17,109 to $99,330 for the first nine months of 2000 from $82,221 for the same period in 1999. The increase in rental income is due to an increase in average occupancy during the third quarter (98% from 79%) and for nine months (91% from 81%) at the Lofts at Red Hill.

            Rental operations expense decreased $3,815 to $21,661 in the third quarter of 2000 from $25,476 in the same period in 1999 and increased $17,691 to $76,599 for the first nine months of 2000 from $58,908 for the same period in 1999. The decrease from quarter to quarter is the result of a decrease in real estate taxes partially offset by increases in maintenance and commission expenses. The increase for the first nine months is due to increases in maintenance and commission expenses. In both periods, the expense increases are due to the increase in average occupancy.

             Interest expense increased $411 to $15,177 in the third quarter of 2000 from $14,766 in the same period in 1999.
The increase is due to a higher principal balance on the mortgage.

            Interest expense decreased $40,894 to $44,886 for the first nine months of 2000 from $85,870 for the same period in 1999. The decrease is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999, partially offset by an increase in interest expense at the Lofts at Red Hill due to a higher principal balance on the mortgage.

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

             In the third quarter of 2000, Registrant incurred a loss of approximately $13,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of approximately $28,000 including $15,000 of depreciation expense in the third quarter of 1999 and for the first nine months of 2000, incurred a loss of approximately $67,000, including $44,000 of depreciation expense compared to a loss of approximately $66,000 for the first nine months of 1999 including depreciation expense of $44,000. The decrease in the loss from quarter to quarter is the result of an increase in rental income and a decrease in real estate taxes partially offset by increases in maintenance and commission expenses. The increase in the loss to the first nine months of 2000 from 1999 is the result of increases in maintenance and commission expenses partially offset by an increase in rental income.

             The results of operations for the third quarter and the first nine months of 1999 have been restated to reflect the foreclosure of the Redick Plaza Hotel effective as of January
1999.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                   September 30,    December 31,
                                       2000             1999
                                    (Unaudited)
Rental properties, at cost:
 Land                              $   61,046       $   61,046
 Buildings and improvements         1,445,431        1,445,431
 Furniture and fixtures                86,863           86,863
                                   ----------       ----------
                                    1,593,340        1,593,340
Less - accumulated depreciation      (754,719)        (711,121)
                                   ----------       ----------
                                      838,621          882,219
Cash and cash equivalents               4,842            3,951
Restricted cash                       114,032          116,039
Accounts and notes receivable           7,009              150
Other assets (net of amortization
 of $208,808 and $160,475 at
 September 30, 2000 and
 December 31, 1999, respectively)     128,889          177,221
                                   ----------       ----------
     Total                         $1,093,393       $1,179,580
                                   ==========       ==========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations                  $  426,285       $  417,399
 Accounts payable:
  Trade                               168,490          111,524
  Related parties                      33,656           33,656
  Taxes                                23,008           13,693
Accrued liabilities                    12,836           14,160
Tenant security deposits               11,170            9,344
                                   ----------       ----------
     Total liabilities                675,445          599,776
     Partners' equity                 417,948          579,804
                                   ----------       ----------
     Total                         $1,093,393       $1,179,580
                                   ==========       ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                 Three months           Nine months
                             ended September 30,     ended September 30,
                             2000          1999       2000         1999
                                         Restated                Restated

Revenues:
   Rental income            $38,497      $26,975    $ 99,330   $   82,221
   Hotel income                   0            0           0       18,181
   Interest income               56           86         228          308
                            -------      -------    --------   ----------
  Total revenues             38,553       27,061      99,558      100,710
                            -------      -------    --------   ----------
Costs and expenses:
   Rental operations         21,661       25,476      76,599       58,908
   Hotel operations               0            0           0       96,318
   General and
    administrative           15,999       15,999      47,997       47,997
   Interest                  15,177       14,766      44,886       85,870
   Depreciation and
    amortization             30,632       30,632      91,931      111,187
                            -------      -------    --------   ----------
  Total costs and expenses   83,469       86,873     261,413      400,280
                            -------      -------    --------   ----------

Loss before extraordinary
 item                       (44,916)    (59,812)    (161,855)    (299,570)
Extraordinary gain from
 extinguishment of
 indebtedness                     0           0            0    3,994,755
                            -------     -------     --------   ----------
Net (loss) income          ($44,916)   ($59,812)   ($161,855)  $3,695,185
                            =======     =======     ========   ==========
Net (loss) income per
 limited partnership unit:
Loss before extraordinary
 item                      ($  3.99)   ($  5.31)   ($  14.38) ($   26.62)
Extraordinary gain                0           0            0      354.95
                            -------     -------     --------   ---------
Net (loss) income          ($  3.99)   ($  5.31)   ($  14.38) ($  328.33)
                            =======     =======     ========   =========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              Nine months ended
                                                September 30,
                                             2000          1999
                                                         Restated
Cash flows from operating activities:
 Net (loss) income                       ($161,855)   $3,695,185
  Adjustments to reconcile net (loss)
   income to net cash used in operating
   activities:
 Depreciation and amortization              91,931      111,187
 Extraordinary gain from
  entinguishment of debt                         0   (3,994,755)
 Changes in assets and liabilities:
  Decrease in restricted cash                2,007          633
  Increase in accounts receivable           (6,859)        (154)
  Increase in accounts payable - trade      56,964       94,183
  Increase in accounts payable - taxes       9,315       44,063
  Increase in interest payable                   0       42,320
  Decrease in accrued liabilities           (1,324)      (1,161)
  Increase (decrease) in tenant
   security deposits                         1,826         (605)
                                          --------   ----------
Net cash used in operating activities:      (7,995)      (9,104)
                                          --------   ----------
Cash flows from financing activities:
 Proceeds from debt financings               8,886        7,549
 Repayments of debt financings                   0       (8,404)
                                          --------   ----------
Net cash provided by (used in)
 financing activities                        8,886         (855)
                                          --------   ----------
Increase (decrease) in cash and cash
 equivalents                                   891       (9,959)
Cash and cash equivalents at
 beginning of period                         3,951       13,986
                                          --------   ----------
Cash and cash equivalents at end of
 period                                   $  4,842   $    4,027
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


             (b)  Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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