Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2001-11-01
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission file                     33-15597
                ------------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Pennsylvania                             23-2479468
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

          1521 LOCUST STREET, PHILADELPHIA, PA  19102
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                             PART I

Item 1.   Business

          a. General Development of Business

             Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under Pennsylvania Law. As of December 31, 2000, Registrant had outstanding 11,142 units of limited partnership interest (the "Units").

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

              As of December 31, 2000, Registrant owned one property, located in Pennsylvania. The property contains 21 apartment units. As of December 31, 2000, 18 of the apartment units were under lease at monthly rental rates ranging from $460 to $665. For a further discussion of the property, see Item 2, Properties.

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

               The Lofts at Red Hill is a historically certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per square foot) ("sf"). In September 1997, a mortgage was placed on the property in the amount of $400,000 (principal balance of $429,645 at December 31, 2000). The proceeds from the mortgage were utilized to satisfy certain outstanding liabilities of the Registrant. The note accrues interest at 14% and is payable at 10%, with the entire principal balance and accrued interest due October 1, 2002. The note is current, as payments in excess of interest at 10% are being made. The Registrant intends to renew this mortgage at the same or better terms with the current lender or refinance it in the open market.

             The property is managed by BCMI. As of December 31, 2000, 18 apartment units were under lease (86%) at monthly rental rates ranging from $460 to $665. All leases are renewable, one-year leases. The occupancy for the previous four years was 86% for 1999, 76% for 1998, 92% for 1997, and 78% for 1996. The
monthly rental range has been approximately the same since 1996. For federal income tax purposes, this property has a basis of $1,478,232 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $15,441.13 based on an assessed value of $803,520 taxed at a rate of $19.217 per $1,000 of assessed value. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.   Legal Proceedings

           To the best of its knowledge, as of December 31, 2000, Registrant was not a party to, nor was its property the subject of, any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

           No matters were submitted during the fiscal years covered by this report to a vote of security holders.

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 107 units were sold or exchanged of record in 2000.

           b. As of December 31, 2000, there were 1,353 record holders of Units.

           c. Registrant did not declare any cash dividends in 2000 or 1999.


Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2000. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                      2000       1999      1998       1997       1996
                      ----       ----      ----       ----       ----
Rental income    $  133,925 $  110,807 $  121,383 $   20,685 $  767,508
Hotel income              0     18,181  1,131,690  1,755,787  2,387,208
Interest income         305      2,746      2,295     17,449      7,024
Net (loss) income  (132,797) 3,630,276 (2,777,858)(2,211,312)  (607,725)
Net (loss)
 income per Unit     (11.80)    322.56    (246.82)   (196.48)    (54.00)
Total assets (net
 of depreciation
 and amortization)1,065,966  1,179,580  6,764,832  7,964,174  9,046,109
Debt obligations    429,645    417,399  7,566,974  6,804,113  6,163,254



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              As of December 31, 2000, Registrant had cash of $7,545. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2000, Registrant had restricted cash of $112,630 consisting primarily of funds held as security deposits and escrows for real estate taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2000, Registrant incurred a net loss of $132,797 ($11.80 per limited partnership unit) compared to net income of $3,630,276 ($322.56 per limited partnership unit) in 1999 and a net loss of $2,777,858 ($246.82 per limited partnership unit) in 1998.

              Rental  income  was $133,925 in 2000,  $110,807  in
1999, and $121,383 in 1988. The increase in rental income from 1999 to 2000 is due to an increase in average occupancy (82% to 90%) at the Lofts at Red Hill. The decrease in rental income from 1998 to 1999 is due to a decrease in the average occupancy (87% to 82%) at the Lofts at Red Hill.

              Hotel income was $0 in 2000, $18,181 in 1999, and 1,607,056 in 1998. The decrease in hotel income from 1999 to 2000 and 1998 to 1999 is due to the foreclosure of the Redick Plaza
Hotel effective as of January 1999.

              Rental operations expense was $83,724 in 2000, $81,554 in 1999, and $76,524 in 1998. The increase from 1998 to
1999 is due to an increase in maintenance expense at the Lofts at Red Hill due to painting and plumbing repairs made at the property throughout the year.

              Hotel operations expense was $0 in 2000, 96,318 in 1999, and 1,607,056 in 1998. The decrease from 1999 to 2000 and
1998 to 1999 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

              General and administrative expense was $0 in 2000, $75,646 in 1999 and $76,346 in 1998. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid. Legal and accounting fees also decreased due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

              Interest expense was $60,246 in 2000, $100,735 in 1999 and $1,011,704 in 1998. The decrease in interest expense from 1999 to 2000 and 1998 to 1999 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

              Depreciation and amortization expense was  $123,057
in  2000,  $141,961 in 1999, and $584,544 in 1998.  The  decrease from 1999 to 2000 and from 1998 to 1999 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

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

             During the year, a net loss of approximately $71,000
was incurred at the Registrant's remaining property compared to net income of approximately $3,765,000 in 1999 and a net loss of approximately $1,962,000 in 1998. Included in income for 1999 is extraordinary income of $3,994,755 related to the foreclosure of the Redick Plaza Hotel effective as of January 1999. A discussion of property operations/activities follows.

              In 2000, Registrant incurred a net loss of $71,000 at the Lofts at Red Hill including $61,000 of depreciation and amortization expense compared to a net loss of $90,000 including $61,000 of depreciation expense in 1999 and a loss of $74,000 including $61,000 in depreciation expense in 1998. The decrease in net loss from 1999 to 2000 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average occupancy (82% to 90%). The decrease in rental operations expense is due to a decrease in legal and accounting fees. The increase in the loss from 1998 to 1999 is due to a decrease in rental income combined with an increase in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (87% to 82%). Maintenance expense increased due to painting and plumbing repairs made at the property. In 1999, Registrant recognized income of $3,855,000 at the Redick Plaza Hotel, including $19,000 of depreciation and amortization expense, compared to a loss of $1,888,000, including $462,000 of depreciation and amortization expense, in 1998. Included in income for 1999 is extraordinary income of $3,995,000 related to the foreclosure of the Redick Plaza Hotel effective as of January 1999.


Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

          Not applicable.

Item 8.   Financial Statement and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                  Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 20 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
June 25, 2001

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                               Page

   Consolidated Balance Sheets at December 31, 2000 and 1999       10

   Consolidated Statements of Operations for the  Years
    Ended December 31, 2000, 1999, and 1998                        11

   Consolidated Statements of Changes in Partners' Equity
    for the Years Ended December 31, 2000, 1999, and 1998          12

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999, and 1998                              13

   Notes to consolidated financial statements                    14-18

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation         20

   Notes to Schedule XI                                           21





All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 2000 and 1999

                                Assets

                                          2000           1999
                                          ----           ----
Rental properties at cost:
 Land                                 $   61,046     $   61,046
 Buildings and improvements            1,445,431      1,445,431
 Furniture and fixtures                   89,316         86,863
                                      ----------     ----------
                                       1,595,793      1,593,340
  Less - accumulated depreciation       (769,734)      (711,121)
                                      ----------     ----------
                                         826,059        882,219
Cash and cash equivalents                  7,545          3,951
Restricted cash                          112,630        116,039
Accounts and notes receivable              6,954            150
Other assets (net of amortization
 of $224,919 and $160,475,
 respectively)                           112,778        177,221
                                      ----------     ----------
          Total                       $1,065,966     $1,179,580
                                      ==========     ==========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                     $  429,645     $  417,399
 Accounts payable:
  Trade                                  115,800        111,524
  Related parties                         33,656         33,656
  Taxes                                   17,332         13,693
 Accrued liabilities                      12,811         14,160
 Tenant security deposits                  9,715          9,344
                                      ----------     ----------
          Total liabilities              618,959        599,776
Partners' equity                         447,007        579,804
                                      ----------     ----------
          Total                       $1,065,966     $1,179,580
                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 2000, 1999 and 1998


                                    2000          1999         1998
                                    ----          ----         ----
Revenues:
 Rental income                    $133,925   $  110,807   $  121,383
 Hotel income                            0       18,181    1,131,690
 Interest income                       305        2,746        2,295
                                  --------   ----------   ----------
      Total revenues               134,230      131,734    1,255,368
                                  --------   ----------   ----------
Costs and expenses:
 Rental operations                  83,724       81,554       76,524
 Hotel operations                        0       96,317    1,607,056
 General and administrative              0       75,646       76,346
 Interest                           60,246      100,735    1,011,704
 Depreciation and amortization     123,057      141,961      584,544
 Impairment loss                         0            0      677,052
                                  --------   ----------   ----------
       Total costs and expenses    267,027      496,213    4,033,226
                                  --------   ----------   ----------
Loss before extraordinary item    (132,797)    (364,479)  (2,777,858)
Extraordinary gain on
 extinguishment of debt                  0    3,994,755            0
                                  --------   ----------   ----------
Net (loss) income                ($132,797)  $3,630,276  ($2,777,858)
                                  ========   ==========   ==========
Net (loss) income per limited
 partnership unit
 Loss before extraordinary item  (   11.80) (     32.39) (    246.82)
 Extraordinary item                      0       354.95            0
                                  --------   ----------   ----------
                                 ($  11.80)  $   322.56  ($   246.82)
                                  ========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 2000, 1999 and 1998

                                       Dover
                                     Historic     Limited
                                    Advisors V    Partners
                                       (1)          (2)         Total
                                     --------     --------    ---------
Percentage participation in
 profit or loss                         1%           99%         100%
                                        ==           ===         ====

Balance at December 31, 1997        ($171,879) ($  100,735) ($  272,614)
Net loss                              (27,779)  (2,750,079)  (2,777,858)
                                     --------   ----------   ----------
Balance at December 31, 1998         (199,658)  (2,850,814)  (3,050,472)
Net income                             36,303    3,593,973    3,630,276
                                     --------   ----------   ----------
Balance at December 31, 1999         (163,355)     743,159      579,804
Net loss                               (1,328)    (131,469)    (132,797)
                                     --------   ----------   ----------
Balance at December 31, 2000        ($164,683)  $  611,690   $  447,007
                                     ========   ==========   ==========

(1)  General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 2000, 1999, and 1998.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 2000, 1999 and 1998

                                       2000        1999          1998
                                       ----        ----          ----
Cash flows from operating
 activities:
 Net income (loss)                 ($132,797)  $3,630,276   ($2,777,858)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization     123,057      141,961       584,544
   Extraordinary gain on
    extinguishment of debt                 0   (3,994,755)            0
   Impairment loss                         0            0       677,052
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                3,409       (3,612)      (87,733)
  (Increase) decrease in accounts
   and notes receivable               (6,804)         (90)       17,514
  Increase in other assets                 0            0       (67,000)
  Increase in accounts payable -
   trade                               4,276      114,167       193,360
  Decrease in accounts payable -
   related parties                         0            0       (21,344)
  Increase in accounts payable -
   taxes                               3,639       57,756        60,135
  Increase in interest payable             0       42,320       629,191
  (Decrease) increase in accrued
   liabilities                        (1,350)         153       (44,452)
  Increase (decrease) in tenant
   security deposits                     371        1,199        (1,235)
                                  ----------   ----------    ----------
     Net cash used in operating
      activities                      (6,199)     (10,625)     (837,826)
                                  ----------   ----------    ----------
Cash flows from investing
 activities:
  Assets disposed of                       0            0        73,000
  Capital expenditures                (2,453)      (1,420)      (41,785)
                                  ----------   ----------    ----------
    Net cash (used in) provided
     by investing activities          (2,453)      (1,420)       31,215
                                  ----------   ----------    ----------
Cash flows from financing
 activities:
 Proceeds from debt financings        12,246       10,414       762,861
 Repayments of debt financings             0       (8,404)            0
                                  ----------   ----------    ----------
    Net cash provided by
     financing activities             12,246        2,010       762,861
                                  ----------   ----------    ----------
Increase (decrease) in cash and
 cash equivalents                      3,594      (10,035)      (43,750)
Cash and cash equivalents at
 beginning of year                     3,951       13,986        57,736
                                  ----------   ----------    ----------
Cash and cash equivalents at
 end of year                      $    7,545   $    3,951    $   13,986
                                  ==========   ==========    ==========

Supplemental Disclosure of Cash
 Flow Information
 Cash paid during the year for
  interest                        $   48,000   $   48,000    $  382,513


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

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 2000, 1999, and 1998).

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

9.   Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future, which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time,
(3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable, or unwilling, to sustain such deficits, and has been unable, or anticipates it will be unable, to obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

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

NOTE D - ACQUISITIONS

The Partnership acquired two properties and a general partnership interest in a partnership, which acquired a property in December 1987, as discussed below.

The   Partnership   purchased  a  four-story   building   located   in
Pennsylvania   for   an  acquisition  and  rehabilitation   price   of
$1,325,000.

The  Partnership purchased an 89-room hotel located in Nebraska.   The
acquisition and rehabilitation price of this property was $9,500,000. This property was foreclosed effective as of January 1999.

The Partnership was admitted, with a 95% general partner interest, to a Pennsylvania limited partnership, which owned a building located in Louisiana consisting of 105 residential apartment units and 6,900 square feet of commercial space, for a cash contribution of $3,450,000. This property was sold in October 1996.

NOTE E- DEBT OBLIGATIONS

Debt obligations consist of the following:        December 31,
                                                2000         1999
                                                ----         ----

Note payable, interest accrues at 14% and
is  payable at 10%; principal due October     $429,645     $417,399
1, 2002.                                      --------     --------

Annual principal payments of debt obligations are as follows:

       Year ending December 31,
       ------------------------
                 2000                        0
                 2001                        0
                 2002                 $429,645
                 2003                        0
                 2004                        0
                                      --------
                                      $429,645
                                      ========

NOTE F - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Parties was $33,656 at December 31, 2000 and 1999 owed to the co-general partner in the partnership referred to in Note D, for amounts owed in connection with the sale of such partnership's property.

NOTE G - IMPAIRMENT LOSS

During 1998, the Redick Plaza Hotel was deemed to be impaired and was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash flow, exceeded the carrying value by $677,052. An impairment loss of that amount was charged to operations in 1998.

NOTE H - EXTRAORDINARY GAIN

Effective as of January 1999, the Redick Plaza Hotel was foreclosed by the second mortgage lender, with the consent of the first mortgage lender, by recordation of deed in lieu of foreclosure. As a result, the Registrant realized an extraordinary gain on forgiveness of indebtedness in the amount of $3,994,755, which is the difference between the debt of the hotel and the net book value of its assets.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:


                                        For the Years Ended December 31,
                                         2000         1999        1998
                                        ------       ------      ------
Net income (loss) - book            ($  132,797)  $3,630,276  ($2,777,858)
Excess of book over tax depreciation      4,609        6,033       98,002
Minority interest - tax only                  0      (17,168)     (18,126)
Impairment loss                               0            0      677,052
Extraordinary gain on debt
 extinguishment                               0     (946,522)           0
                                     ----------   ----------   ----------
Net income (loss) - tax             ($  128,188)  $2,672,619  ($2,020,930)
                                     ==========   ==========   ==========

Partners' equity - book              $  447,007   $  579,804  ($3,050,472)
Costs of issuance                     1,419,240    1,419,240    1,419,240
Cumulative book over tax loss           977,184      972,575    1,930,232
Facade easement donation (tax only)    (612,750)    (612,750)    (612,750)
                                     ----------   ----------   ----------
Partners' equity - tax               $2,230,681   $2,358,869  ($  313,750)
                                     ==========   ==========   ==========

                       SUPPLEMENTAL INFORMATION

                 DIVERSIFIED HISTORIC INVESTORS V
                      (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 2000


                                                       Cost
                                                    Capitalized
                          Initial Cost             Subsequent to
                         to Partnership             Acquisition

                                      Buildings                 Date of  Date
                Encumbrances             and                    Constr.  Acqu-
Description(a)      (e)       Land  Improvements  Improvements    (a)    ired

21 unit
condominium
Complex in
Red Hill, PA     $429,645     $61,046   $1,461,413   $ 6,022   1987    12/31/87

105 apartment
units and
6,900 square
feet of
commercial
space in New
Orleans, LA             0           0            0    67,312   1988    12/30/87
                 --------     -------   ----------   -------
                 $429,645     $61,046   $1,461,413   $73,334
                 ========     =======   ==========   =======


                 Gross Amount at which Carried at
                      December 31, 2000

                             Buildings
                               and        Total     Accumulated
Description(a)      Land    Improvements  (b) (c)    Depr.(c)(d)

21 unit
condominium
complex in Red
Hill, PA           $61,046   $1,467,435  $1,528,481   $769,734

105 apartment
units and
6,900 square
feet of
commercial space
in
New Orleans, LA          0       67,312      67,312          0
                   -------   ----------  ----------   --------
                   $61,046   $1,534,747  $1,595,793   $769,734
                   =======   ==========  ==========   ========

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2000

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2000, for Federal income tax purposes was approximately $1,477,845. The depreciable basis of buildings and improvements was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

(C)  Reconciliation of land, buildings and improvements:


                                       2000         1999         1998
                                       ----         ----         ----
Balance at beginning of year       $1,593,340  $11,791,970  $12,500,237
Additions during the year:
 Improvements                           2,453        1,420       41,785
Deductions during the year:
 Impairment loss                            0            0     (677,052)
 Foreclosure of property                    0  (10,200,050)     (73,000)
                                   ----------  -----------  -----------
Balance at end of year             $1,595,793  $ 1,593,340  $11,791,970
                                   ==========  ===========  ===========

Reconciliation of accumulated depreciation:

                                       2000         1999         1998
                                       ----         ----         ----
Balance at beginning of year       $  711,121  $ 5,752,945  $ 5,284,345
Depreciation expense for the year      58,613       76,892      468,600
Deductions during the year                  0   (5,118,716)           0
                                   ----------  -----------  -----------
Balance at end of year             $  769,734  $   711,121  $ 5,752,945
                                   ==========  ===========  ===========

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

          b. Identification of Executive Officers

              The General Partner of the Registrant is Dover Historic Advisors V (DoHA-V), a Pennsylvania general partnership. The partners of DoHA-V are as follows:
                                       Term of
Name             Age   Position        Office        Period Served
----             ---   --------        ------        -------------
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

              On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-V. Spencer
Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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

              Spencer Wertheimer was appointed on May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities and ventures.

             Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc., a subsidiary of D, LTD, since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 35) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi has served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2000, Registrant paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2000 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

           a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units. Neither the general partner of the registrant, nor its partners own any units.

           b.   Security Ownership of Management - None.

           c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.  Certain Relationships and Related Transactions

           a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1998 through 2000.

           b. Certain Business Relationships - Registrant has no directors.

           c. Indebtedness of Management - No employee of Registrant, Registrant's general partner (or any employee thereof) or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                PART V

Item 14.  (A)  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

          1.     Financial Statements:

                       a. Consolidated Balance Sheets at December 31, 2000 and 1999.

                       b. Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

                       c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2000, 1999 and 1998.

                       d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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


               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 2000.
               (c)  Exhibits:
                    See Item 14(A)(3) above.

                          SIGNATURES

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS

Date: November 1, 2001         By: Dover Historic Advisors V, General Partner
      -----------------
                                   By: EPK, Inc., Partner

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

     Signature                  Capacity             Date

DOVER HISTORIC ADVISORS V     General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                    November 1, 2001
        ----------------------                    -----------------
      SPENCER WERTHEIMER
      President and Treasurer

   By: /s/ Michele F. Rudoi                       November 1, 2001
       -----------------------                    -----------------
      MICHELE F. RUDOI
      Assistant Secretary