Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2002-09-23
CIK 818669

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                33-15597
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS V
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                       23-2479468
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - March 31, 2001
          (unaudited) and December 31, 2000
          Consolidated Statements of Operations - Three Months
          Ended March 31, 2001 and 2000 (unaudited)
          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2001 and 2000 (unaudited)
         Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of March 31, 2001, Registrant had cash of $7,165. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2001, Registrant had restricted cash of $114,295 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2001, Registrant incurred a net loss of $30,663 ($2.72 per limited partnership unit) compared to net loss of $50,855 ($4.52 per limited partnership unit) for the same period in 2000.

              Rental income increased $5,016 from $28,510 in the first quarter of 2000 to $33,526 in the same period in 2001. The increase in rental income is due to an increase in average occupancy for the period (83% to 84%).

              Rental operations expense increased $3,167 from $18,015 in the first quarter of 2000 to $21,182 in the same period of 2001 due to increases in real estate tax expense and legal and accounting expense, partially offset by a decrease in maintenance expense. The increase in real estate tax expense is due to prior year real estate taxes which were paid in 2001. The increase in legal and accounting expense is due to additional services rendered during the first quarter 2001. The decrease in maintenance expense is due to a decrease in maintenance services and cleaning services at the Lofts at Red Hill.

              Interest expense increased $597 from $14,804 in the first quarter of 2000 to $15,401 in the same period in 2001. The increase in interest expense at the Lofts at Red Hill is due to principal additions on the mortgage in January 2001.


              In the first quarter of 2001, the Registrant incurred a loss of approximately $17,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $19,000 including $15,000 of depreciation expense in the first quarter of 2000. The decrease in loss from the first quarter of 2000 to the same period in 2001 is due to the increase in rental income, partially offset by an increase rental operating expense. The increase in rental income is due to an increase in occupancy (83% to 84%). The increase in rental operating expense is due to an increase in real estate tax expense and legal and accounting expense.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets
                             ------

                              March 31, 2001     December 31, 2000
                              --------------     -----------------
                                (Unaudited)

Rental properties, at cost:
  Land                          $   61,046            $   61,046
  Buildings and improvements     1,445,431             1,445,431
  Furniture and fixtures            89,316                89,316
                                ----------            ----------
                                 1,595,793             1,595,793
Less - accumulated depreciation   (784,448)             (769,734)
                                ----------            ----------
                                   811,345               826,059

Cash and cash equivalents            7,165                 7,545
Restricted cash                    114,295               112,630
Accounts and notes receivable        7,577                 6,955
Other assets (net of
 amortization of $241,030
 and $224,919 at March 31, 2001
 and  December 31, 2000,
 respectively)                      96,667               112,777
                                ----------            ----------
     Total                      $1,037,049            $1,065,966
                                ==========            ==========

                Liabilities and Partners' Equity
                --------------------------------
Liabilities:
 Debt obligations               $  447,246            $  429,645
Accounts payable:
  Trade                            117,159               115,800
  Related parties                   33,656                33,656
  Taxes                                  0                17,332
Accrued liabilities                 13,015                12,811
Tenant security deposits             9,630                 9,715
                                ----------            ----------
     Total liabilities             620,706               618,959

Partners' equity                   416,343               447,007
                                ----------            ----------
     Total                      $1,037,049            $1,065,966
                                ==========            ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                      Three months ended
                              March 31,                March 31,
                                 2001                    2000
                                 ----                    ----
                                                      (Restated)
Revenues:
  Rental income                $33,526                 $28,510
  Interest income                3,814                     120
                               -------                 -------
     Total revenues             37,340                  28,630
                               -------                 -------
Costs and expenses:
  Rental operations             21,182                  18,015
  General and administrative       596                  15,999
  Interest                      15,401                  14,804
  Depreciation and
   amortization                 30,824                  30,667
                               -------                 -------

      Total costs and expenses  68,003                  79,485
                               -------                 -------

Net (loss) income             ($30,663)               ($50,855)
                               =======                 =======

Net loss perlimited
 partnership unit:            ($  2.72)               ($  4.52)
                               =======                 =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                           Three months ended
                                                March 31,
                                           2001          2000
                                           ----          ----
                                                    (Restated)
Cash flows from operating activities:
 Net (loss) income                      ($30,663)     ($50,855)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization          30,825        30,667
   Changes in assets and liabilities:
   (Increase) decrease in restricted
    cash                                  (1,666)          388
   (Increase) in accounts receivable        (622)       (1,431)
   Increase in accounts payable-trade      1,359        20,450
   (Decrease) in accounts payable-taxes  (17,332)            0
   Increase (decrease) in accrued
    liabilities                              203           (43)
   (Decrease) in tenant security deposits    (85)         (479)
                                         -------       -------
Net cash used in operating activities    (17,981)       (1,303)
                                         -------       -------
Cash flows from financing activities:
 Borrowings under debt obligations             0         2,803
 Repayments of debt financings            17,601             0
                                         -------       -------
Net cash provided by (used in)
 financing activities                     17,601         2,803
                                         -------       -------
Increase (decrease) in cash and cash
 equivalents                                (380)        1,500
Cash and cash equivalents at
 beginning of period                       7,545         3,951
                                         -------       -------
Cash and cash equivalents at end of
 period                                  $ 7,165       $ 5,451
                                         =======       =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto on Form 10-K of the Registrant for the year ended December 31, 2000.

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


          (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2002   DIVERSIFIED HISTORIC INVESTORS V
      ------------------
                           By: Dover Historic Advisors V,
                                General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer