Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2002-09-23
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)
        Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 2001, Registrant had cash  of
$10,074. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As   of  June  30,  2001,  Registrant   had
restricted cash of $117,096 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 2001, the Registrant incurred a net loss of $25,598 ($2.27 per limited partnership unit) compared to a net loss of $66,086 ($5.87 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a loss of $59,428 ($5.27 per limited partnership unit) compared to net loss of $116,940 ($10.39 per limited partnership unit) for the same period in 2000.

               Rental income increased $3,605 from $32,322 in the second quarter of 2000 to $35,927 in the same period in 2001 and increased $8,621 from $60,832 for the first six months of 2000 to $69,453 in the same period in 2001. The increase in rental income from the second quarter of 2000 to the same period in 2001 is due to an increase in average monthly rental rates, partially offset by a decrease in average occupancy (92% to 82%). The increase during the first six months of 2000 to the same period in 2001 is due to an increase in average monthly rental rates.

                Rental operations expense decreased $18,263 from $36,924 in the second quarter of 2000 to $18,661 in the same period in 2001 and decreased $15,096 from $54,938 in the first six months of 2000 to $39,842 in the same period in 2001. The decrease in both periods from 2000 to 2001 is due to a decrease in maintenance expense and real estate tax expense. The decrease in maintenance expense is due to a decrease in apartment preparation expenses, and the decrease in real estate tax expense is due to the decrease in the amount of payments made during the periods.

              Interest expense increased $969 from $14,904 in the second quarter of 2000 to $15,873 in the same period in 2001. The increase is due an increase in principal balance on the mortgage in which the interest is calculated. Interest expense increased $1,565 from $29,709 in the first six months of 2000 to $31,274 for the first six months of 2001. The increase in the second quarter and the first six months of 2001 is due to additions to the principal balance.

             In the second quarter of 2001, Registrant incurred a loss of approximately $14,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $35,000 including $15,000 of depreciation expense in the second quarter of 2000. The decrease in loss from the second quarter of 2000 to the same period in 2001 is due to a decrease in rental operations expense due to a decrease in average occupancy (92% to 82%).

              For the first six months of 2001, Registrant incurred a loss of approximately $30,000 at the Lofts at Red Hill, including $30,000 of depreciation and amortization expense, compared to a loss of $54,000 including $29,000 of depreciation expense in the same period of 2000. The decrease in loss from the first six months of 2000 to the same period in 2001 is due to the increase in rental income and a decrease in rental operating expense. The increase in rental income is due to an increase in average monthly rental rates. The decrease in rental operating expense is due to a decrease in maintenance expense and a decrease in real estate tax expense. The decrease in maintenance expense is due to a decrease in apartment preparation expense, and the decrease in real estate tax expense due to a decrease in the payment amount during the period.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                              June 30, 2001    December 31, 2000
                              -------------    -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                          $   61,046           $   61,046
 Buildings and improvements     1,445,431            1,445,431
 Furniture and fixtures            89,316               89,316
                               ----------           ----------
                                1,595,793            1,595,793
Less-accumulated depreciation    (799,163)            (769,734)
                               ----------           ----------
                                  796,630              826,059
Cash and cash equivalents          10,074                7,545
Restricted cash                   117,096              112,630
Accounts and notes receivable      10,640                6,954
Other assets (net of
 amortization of $257,141 and
 $224,919 at June 30, 2001 and
 December 31, 2000,
  respectively)                    80,556              112,778
                               ----------           ----------
     Total                     $1,014,996           $1,065,966
                               ==========           ==========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations              $  451,118           $  429,645
 Accounts payable:
 Trade                            119,124              115,800
 Related parties                   33,656               33,656
 Taxes                                  0               17,332
Accrued liabilities                14,329               12,811
Tenant security deposits            9,190                9,715
                               ----------           ----------
     Total liabilities            627,417              618,959

Partners' equity                  387,579              447,007
                               ----------           ----------

     Total                     $1,014,996           $1,065,966
                               ==========           ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                           Three months             Six months
                          ended June 30,          ended June 30,
                          2001      2000         2001        2000
                          ----      ----         ----        ----
                                  Restated                Restated
Revenues:
 Rental income          $35,927   $32,322     $ 69,453     $ 60,832
 Interest income          3,833        51        3,884          172
                        -------   -------     --------     --------
  Total revenues         39,760    32,373       73,337       61,004
                        -------   -------     --------     --------
Costs and expenses:
 Rental operations       18,660    36,924       39,842       54,938
 General and
  administrative              0    15,999            0       31,998
 Interest                15,873    14,904       31,273       29,709
 Depreciation and
  amortization           30,825    30,632       61,650       61,299
                        -------   -------     --------     --------
  Total costs and
   expenses              65,358    98,459      132,765      177,944
                        -------   -------     --------     --------

Net (loss) income      ($25,598) ($66,086)   ($ 59,428)   ($116,940)
                        =======   =======     ========     ========

Net (loss) income
 per limited
 partnership unit      ($  2.27) ($  5.87)   ($   5.27)   ($  10.39)
                        =======   =======     ========     ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                           Six months ended
                                              June 30,
                                          2001          2000
                                          ----          ----
                                                      Restated
Cash flows from operating activities:
 Net (loss) income                      ($59,428)    ($116,940)
  Adjustments to reconcile net (loss)
   income to net cash provided by
   used in) operating activities:
   Depreciation and amortization          61,650        61,299
   Extraordinary gain from
    extinguishment of debt                     0             0
   Changes in assets and liabilities:
   (Increase) decrease in restricted
    cash                                  (4,467)       (1,923)
   (Increase) decrease in accounts
    receivable                            (3,686)       (1,790)
   Increase in accounts payable - trade    3,324        40,644
   Decrease)  increase in accounts
    payable - taxes                      (17,332)       13,496
   Increase in accrued liabilities         1,520         1,096
  (Decrease) increase in tenant
    security deposits                       (525)        1,791
                                         -------      --------
Net cash used in operating activities:   (18,944)       (2,327)
                                         -------      --------
Cash flows from financing activities:
 Proceeds from debt financings            21,473         5,709
                                         -------      --------
Net cash provided by (used in)
 financing activities:                    21,473         5,709
                                         -------      --------
Increase (decrease) in cash and cash
 equivalents                               2,529         3,382
Cash and cash equivalents at
 beginning of period                       7,545         3,951
                                         -------      --------
Cash and cash equivalents at end of
 period                                  $10,074      $  7,333
                                         =======      ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

           The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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


           (b)  Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

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