Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2002-09-23
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 2001 and 2000 (unaudited)
        Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2001 and 2000 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of September 30, 2001, Registrant had cash of $9,167. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As  of  September 30, 2001,  Registrant  had
restricted cash of $111,494 consisting primarily of funds held as security deposits escrows for real estate taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 2001, Registrant
incurred  a  net  loss of $45,720 ($4.06 per limited  partnership unit) compared to a net loss of $44,916 ($3.99 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, Registrant incurred a loss of $105,148 ($9.34 per limited partnership unit) compared to a net loss of $161,855 ($14.38 per limited partnership unit) for the same period in 2000.

             Rental income decreased $5,922 from $38,497 in the third quarter of 2000 to $32,575 in the same period of 2001 and increased $2,698 from $99,330 for the first nine months of 2000 to $102,028 for the same period in 2001. The decrease in rental income in the third quarter is due to a decrease in average occupancy (98% to 83%). The increase in rental income during the first nine months is due to an increase in average monthly rental rates, partially offset by a decrease in average occupancy (91% to 83%).

             Rental operations expense increased $8,380 from $21,661 in the third quarter of 2000 to $30,041 in the same period in 2001 and decreased $6,717 from $76,599 for the first nine months of 2000 to $69,882 for the same period in 2001. The increase in rental operating expense from the third quarter of 2000 to the same period in 2001 is due to an increase in real estate tax expense. The decrease from the first nine months of 2000 to the same period in 2001 is due to a decrease in maintenance expense and commission expense. The overall decrease in maintenance expense and commission expense is due to a decrease in occupancy (91% to 83%).

            Interest expense increased $1,061 from $15,177 in the third quarter of 2000 to $16,238 in the same period in 2001 and increased $2,626 from $44,886 for the first nine months of 2000 to $47,511 for the same period in 2001. The increase in both the third quarter and the first nine months of 2001 is due to an increase in principal balance on the mortgage in which the interest is calculated.


             In the third quarter of 2001, Registrant incurred a loss of approximately $30,000 at the Lofts at Red Hill, including $17,000 of depreciation and amortization expense, compared to a loss of approximately $13,000 including $15,000 of depreciation expense in the third quarter of 2000, and for the first nine months of 2001, incurred a loss of approximately $60,000, including $47,000 of depreciation expense compared to a loss of approximately $67,000 for the first nine months of 2000 including depreciation expense of $46,000. The increase in loss from the third quarter of 2000 to the same period in 2001 is due to a decrease in rental income and an increase in rental operating expense. The decrease in rental income is due to a decrease in average occupancy (98% to 83%). The increase in rental operating expense is due to an increase in real estate tax expense. The decrease in loss from the first nine months of 2000 to the same period in 2001 is due to a decrease in rental operating expense. The decrease in rental operating expense is due to decreases in maintenance and commission expense due to a decrease in average occupancy (91% to 83%).

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                               September 30,    December 31,
                                   2001             2000
                                   ----             ----
                                (Unaudited)
Rental properties, at cost:
 Land                          $   61,046       $   61,046
 Buildings and improvements     1,445,431        1,445,431
 Furniture and fixtures            89,316           89,316
                               ----------       ----------
                                1,595,793        1,595,793
Less-accumulated depreciation    (813,876)        (769,734)
                               ----------       ----------
                                  781,917          826,059
Cash and cash equivalents           9,167            7,545
Restricted cash                   111,495          112,630
Accounts and notes receivable      12,939            6,954
Other assets (net of
 amortization of $274,521 and
 $224,919  at September 30, 2001
 and December 31, 2000,
 respectively)                     63,175          112,778
                               ----------       ----------
     Total                     $  978,693       $1,065,966
                               ==========       ==========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations                455,356           429,645
 Accounts payable:
  Trade                          123,594           115,800
  Related parties                 33,656            33,656
  Taxes                            1,648            17,332
Accrued liabilities               13,351            12,811
Tenant security deposits           9,230             9,715
                              ----------        ----------
     Total liabilities           636,835           618,959
Partners' equity                 341,858           447,007
                              ----------        ----------
     Total                    $  978,693        $1,065,966
                              ==========        ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                 Three months            Nine months
                             ended September 30,     ended September 30,
                              2001         2000       2001         2000
                              ----         ----       ----         ----
                                         Restated                Restated

Revenues:
 Rental income              $32,574      $38,497    $102,028    $ 99,330
 Interest income                 79           56       3,962         228
                            -------      -------    --------    --------
  Total revenues             32,653       38,553     105,990      99,558
                            -------      -------    --------    --------

Costs and expenses:
 Rental operations           30,040       21,661      69,882      76,599
 General and
  administrative                  0       15,999           0      47,997
 Interest                    16,238       15,177      47,511      44,886
 Depreciation and
  amortization               32,095       30,632      93,745      91,931
                            -------      -------    --------    --------
  Total costs and expenses   78,373       83,469     211,138     261,413
                            -------      -------    --------    --------
Net (loss) income          ($45,720)    ($44,916)  ($105,148)  ($161,855)
                            =======      =======    ========    ========
Net (loss) income per
 limited partnership unit: ($  4.06)    ($  3.99)  ($   9.34)  ($  14.38)
                            =======      =======    ========    ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                           Nine months ended
                                             September 30,
                                           2001          2000
                                           ----          ----
                                                       Restated
Cash flows from operating activities:
 Net (loss) income                      ($105,148)   ($161,855)
  Adjustments to reconcile net (loss)
   income to net cash used in operating
   activities:
   Depreciation and amortization           93,745       91,931
   Changes in assets and liabilities:
   Decrease in restricted cash              1,136        2,007
   (Increase) in accounts receivable       (5,986)      (6,859)
   Increase in accounts payable - trade     7,793       56,964
   (Decrease) increase in accounts
    payable - taxes                       (15,684)       9,315
   Increase (decrease) in accrued
    liabilities                               540       (1,324)
  (Decrease) increase in tenant
   security deposits                         (485)       1,826
                                         --------     --------
Net cash used in operating activities:    (24,089)      (7,995)
                                         --------     --------
Cash flows from financing activities:
 Proceeds from debt financings             25,711        8,886
                                         --------     --------
Net cash provided by (used in)
 financing activities                      25,711        8,886
                                         --------     --------
Increase (decrease) in cash and cash
 equivalents                                1,622          891
Cash and cash equivalents at
 beginning of period                        7,545        3,951
                                         --------     --------
Cash and cash equivalents at end of
 period                                  $  9,167     $  4,842
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


           (b)  Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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