Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2003-06-02
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2001
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                  33-15597
                       ------------------------------------------

                DIVERSIFIED HISTORIC INVESTORS V
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2479468
-------------------------------                        ----------
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

Securities registered pursuant to Section 12(g) of the Act: 11,142 Units
                                                            ------------
             UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
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

                             PART I

Item 1.   Business

          a.   General Development of Business

               Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law. As of December 31, 2001, Registrant had outstanding 11,142 units of limited partnership interest (the "Units").

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

               As of December 31, 2001, Registrant owned one property, located in Pennsylvania. The property contains 21 apartment units. As of December 31, 2001, 18 of the apartment units were under lease at monthly rental rates ranging from $415 to $665. For a further discussion of the property, see Item 2, Properties.

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

               The Lofts at Red Hill is a historically certified, four-story former factory located at 350 Main Street, Red Hill Borough, Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was rehabilitated as a 21-unit rental residential complex. The acquisition and rehabilitation price of this property was approximately $1,350,000 ($81 per square foot) ("sf"). In September 1997, a mortgage was placed on the property in the amount of $400,000 (principal balance of $459,699 at December 31, 2001). The proceeds from the mortgage were utilized to satisfy certain outstanding liabilities of the Registrant. The note accrues interest at 14% and is payable at 10%, with the entire principal balance and accrued interest due October 1,
2002.   The note is current, as payments in excess of interest at
10% are being made. The Registrant intends to renew this mortgage at the same or better terms with the current lender or refinance it in the open market.

               The property is managed by BCMI. As of December 31, 2001, 18 apartment units were under lease (85%) at monthly rental rates ranging from $415 to $665. All leases are renewable, one-year leases. The occupancy as of year end for the previous four years was 85% for 2000, 86% for 1999, 76% for 1998, and 92% for 1997. The monthly rental range has been approximately the same since 1997. For federal income tax purposes, this property has a basis of $1,469,408 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $15,529 based on an assessed value of $803,520 taxed at a rate of $19.721 per $1,000 of assessed value. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.   Legal Proceedings

          To the best of its knowledge, as of December 31, 2001, Registrant was not a party to, nor was its property the subject of, any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fiscal years covered by this report to a vote of security holders.

PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

          a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 76 units were sold or exchanged of record in 2001.

          b. As of December 31, 2001, there were 1,354 record holders of Units.

          c. Registrant did not declare any cash dividends in 2001 or 2000.


Item 6.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                     2001       2000       1999       1998       1997
                     ----       ----       ----       ----       ----
Rental income     $133,688 $  133,925 $  110,807 $  121,383 $   20,685
Hotel income             0          0     18,181  1,131,690  1,755,787
Interest income      5,478        305      2,746      2,295     17,449
Net (loss)
 income           (135,310)  (132,797) 3,630,276 (2,777,858)(2,211,312)
Net (loss)
 income per Unit    (12.02)    (11.80)    322.56    (246.82)   (196.48)
Total assets
 (net of
 depreciation and
 amortization)     954,952  1,065,966  1,179,580  6,764,832  7,964,174
Debt obligations   459,699    429,645    417,399  7,566,974  6,804,113


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

               As of December 31, 2001, Registrant had cash of $4,974. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

               As of December 31, 2001, Registrant had restricted cash of $118,001 consisting primarily of funds held as security deposits and escrows for real estate taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During 2001, Registrant incurred a net loss of $135,310 ($12.02 per limited partnership unit) compared to a net loss of $132,797 ($11.80 per limited partnership unit) in 2000 and a net income of $3,630,276 ($322.56 per limited partnership unit) in 1999.

               Rental income was $133,688 in 2001, $133,925 in
2000, and $110,807 in 1999. The increase in rental income from 1999 to 2000 is due to an increase in average occupancy (82% to 90%) at the Lofts at Red Hill.

               Hotel income was $0 in both 2000 and 2001, and $18,181 in 1999. The decrease in hotel income from 1999 to 2001 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

               Rental operations expense was $87,042 in 2001, $83,724 in 2000, and $81,554 in 1999. The increase from 2000 to
2001 is due to an increase in commission expense, partially offset by a decrease in maintenance expense. The increase in commission expense is due to an increase in the turnover of apartment units. The decrease in maintenance expense is due to a decrease in painting expense and cleaning service expense. The increase from 1999 to 2000 is due to an increase in maintenance expense at the Lofts at Red Hill due to painting and plumbing repairs made at the property throughout the year.

               Hotel operations expense was $0 in both 2000 and 2001, and $96,318 in 1999. The decrease from 1999 to 2001 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

               General and administrative expense was $0 in both 2000 and 2001, and $75,646 in 1999. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

               Interest expense was $63,854 in 2001, $60,246 in 2000, and $100,735 in 1999. The increase in interest expense from 2000 to 2001 is due to an increase in the principal balance of the loan on which the interest is calculated. The decrease in interest expense from 1999 to 2000 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

               Depreciation and amortization expense was $123,580 in 2001, $123,057 in 2000, and $141,961 in 1999. The increase from 2000 to 2001 is due to additional capital improvements made at the property during 2001. The decrease from 1999 to 2000 is due to the foreclosure of the Redick Plaza Hotel effective as of January 1999.

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

               During the year, a net loss of approximately
$72,000 was incurred at the Registrant's remaining property compared to net loss of approximately $71,000 in 2000 and net income of $3,765,000 in 1999. Included in income for 1999 is extraordinary income of $3,994,755 related to the foreclosure of the Redick Plaza Hotel effective as of January 1999. A discussion of property operations/activities follows.

               In 2001, Registrant incurred a net loss of $72,000 at the Lofts at Red Hill including $62,000 of depreciation and amortization expense compared to a net loss of $71,000 including $61,000 of depreciation and amortization expense in 2000, and a net loss of $90,000 including $61,000 of depreciation and amortization expense in 1999. The increase in net loss from 2000 to 2001 is due to the increase in leasing commission expense and interest expense, partially offset by a decrease in maintenance expense. The increase in leasing commission expense is due to the increase in the turnover of apartment units and the increase in interest expense is due to an increase in the principal balance of the loan on which the interest is calculated. The decrease in maintenance expense is due to a decrease in painting expense and cleaning service expense. The decrease in net loss from 1999 to 2000 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average occupancy (82% to 90%). The decrease in rental operations expense is due to a decrease in legal and accounting fees.
               In 1999, Registrant recognized income of $3,855,000 at the Redick Plaza Hotel, including $19,000 of depreciation and amortization expense. Included in income for 1999 is extraordinary income of $3,995,000 related to the foreclosure of the Redick Plaza Hotel effective as of January 1999.


Item 7A.  Quantitative and Qualitative Disclosures about Market
Risk

          Not applicable.

Item 8.   Financial Statement and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 2001 and 2000, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 26, 2002

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                      Page

     Consolidated Balance Sheets at December 31, 2001
and 2000                                                 10
     Consolidated Statements of Operations for the
Years Ended December 31, 2001, 2000, and 1999            11

     Consolidated Statements of Changes in Partners'
Equity for the Years Ended December 31, 2001, 2000,
and 1999                                                 12

   Consolidated Statements of Cash Flows for the
Years Ended December 31, 2001, 2000, and 1999            13

    Notes to consolidated financial statements         14-18

    Financial statement schedules:

    Schedule XI - Real Estate and Accumulated            20
Depreciation

    Notes to Schedule XI                                 21








All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)
                   CONSOLIDATED BALANCE SHEETS

                   December 31, 2001 and 2000

                             Assets

                                          2001           2000
Rental properties at cost:
 Land                                $   61,046     $   61,046
 Buildings and improvements           1,445,431      1,445,431
 Furniture and fixtures                  92,107         89,316
                                     ----------     ----------
                                      1,598,584      1,595,793
     Less - accumulated depreciation   (828,871)      (769,734)
                                     ----------     ----------
                                        769,713        826,059
Cash and cash equivalents                 4,974          7,545
Restricted cash                         118,001        112,630
Accounts and notes receivable            13,930          6,954
Other assets (net of amortization
 of $289,362 and $224,919,
 respectively)                           48,334        112,778
                                     ----------     ----------
          Total                      $  954,952     $1,065,966
                                     ==========     ==========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                    $  459,699     $  429,645
 Accounts payable:
  Trade                                 127,132        115,800
  Related parties                        33,656         33,656
  Taxes                                       0         17,332
 Other liabilities                       13,564         12,811
 Tenant security deposits                 9,205          9,715
                                     ----------     ----------
          Total liabilities             643,256        618,959
Partners' equity                        311,696        447,007
                                     ----------     ----------
          Total                      $  954,952     $1,065,966
                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 2001, 2000 and 1999


                                         2001       2000        1999
                                         ----       ----        ----
Revenues:
 Rental income                         $133,688  $133,925  $  110,807
 Hotel income                                 0         0      18,181
 Interest income                          5,478       305       2,746
                                       --------  --------  ----------
    Total revenues                      139,166   134,230     131,734
                                       --------  --------  ----------
Costs and expenses:
 Rental operations                       87,042    83,724      81,554
 Hotel operations                             0         0      96,317
 General and administrative                   0         0      75,646
 Interest                                63,854    60,246     100,735
 Depreciation and
  amortization                          123,580   123,057     141,961
                                       --------  --------  ----------
     Total costs and expenses           274,476   267,027     496,213
                                       --------  --------  ----------
Loss before extraordinary item         (135,310) (132,797)   (364,479)
Extraordinary gain on
 extinguishment of debt                       0         0   3,994,755
                                       --------  --------  ----------
Net (loss) income                     ($135,310)($132,797)($3,630,276)
                                       ========  ========  ==========

Net (loss) income per limited
 partnership unit:
 Loss before
  extraordinary item                  ($  12.02)($  11.80) ($   32.39)
 Extraordinary item                           0         0      354.95
                                       --------  --------   ---------
                                      ($  12.02)($  11.80)  $  322.56
                                       ========  ========   =========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 2001, 2000 and 1999

                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                      V (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1998      ($199,658)  ($2,850,814)  ($3,050,472)
Net income                           36,303     3,593,973     3,630,276
                                   --------    ----------    ----------
Balance at December 31, 1999       (163,355)      743,159       579,804
Net loss                             (1,328)     (131,469)     (132,797)
                                   --------    ----------    ----------
Balance at December 31, 2000       (164,683)      611,690       447,007
Net loss                             (1,353)     (133,957)     (135,310)
                                   --------    ----------    ----------
Balance at December 31, 2001      ($166,036)   $  477,733    $  311,697
                                   ========    ==========    ==========



(1)  General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 2001, 2000, and 1999.


The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 2001, 2000 and 1999

                                        2001       2000         1999
                                        ----       ----         ----
Cash flows from operating
 activities:
 Net (loss) income                  ($135,310) ($132,797)  $3,630,276
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization       123,580    123,057      141,961
  Extraordinary gain on
   extinguishment of debt                   0          0   (3,994,755)
 Changes in assets and liabilities:
  (Increase) decrease in
   restricted cash                     (5,371)     3,409       (3,612)
  Increase in accounts and notes
   receivable                          (6,977)    (6,804)         (90)
  Increase in accounts payable -
   trade                               11,332      4,276      114,167
  (Decrease) increase in
   accounts payable - taxes           (17,332)     3,639       57,756
  Increase in interest payable              0          0       42,320
  Increase (decrease) in
   accrued liabilities                    753     (1,350)         153
  (Decrease) increase in
    tenant security deposits             (510)       371        1,199
                                     --------   --------   ----------
   Net cash used in operating
    activites                         (29,835)    (6,199)     (10,625)
                                     --------   --------   ----------
Cash flows from investing
 activities:
 Capital expenditures                  (2,790)    (2,453)      (1,420)
                                     --------   --------   ----------
    Net cash used in investing
     activities                        (2,790)    (2,453)      (1,420)
                                     --------   --------   ----------
Cash flows from financing
 activities:
 Proceeds from debt financings         30,054     12,246       10,414
 Repayments of debt financings              0          0       (8,404)
                                     --------   --------   ----------
   Net cash provided by
    financing activities               30,054     12,246        2,010
                                     --------   --------   ----------
(Decrease) increase in cash and        (2,571)     3,594      (10,035)
 cash equivalents
Cash and cash equivalents at
 beginning of year                      7,545      3,951       13,986
                                     --------  ---------  -----------
Cash and cash equivalents at end
 of year                             $  4,974  $   7,545  $     3,951
                                     ========  =========  ===========

Supplemental Disclosure of Cash
 Flow Information:
 Cash paid during the year
  for interest                       $ 48,000  $  48,000  $    48,000


The accompanying notes are an integral part of these financial statments.

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

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding
(11,142 in 2001, 2000, and 1999).

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


NOTE E- DEBT OBLIGATIONS

Debt obligations consist of the
following:
                                                  December  31,
                                                2001         2000
                                                ----         ----

Note payable, interest accrues at 14% and    $459,699     $429,645
is payable at 10%; principal due October     --------     --------
1, 2002.


Annual principal payments of debt obligations are as follows:

                   Year ending December 31,
                           2001                $      0
                           2002                 459,699
                           2003                       0
                           2004                       0
                           2005                       0
                                               --------
                                               $459,699
                                               ========

NOTE F - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Parties was $33,656 at
December 31, 2001 and 2000 owed to the co-general partner in the partnership referred to in Note D, for amounts owed in connection with the sale of such partnership's property.

NOTE G - EXTRAORDINARY GAIN

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

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting
("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                      For the Years Ended December 31,
                                        2001        2000        1999
                                        ----        ----        ----
Net income (loss) - book           ($  135,310)($  132,797) $3,630,276
Excess of book over tax
 depreciation                            9,130       4,609       6,033
Minority interest - tax only                 0           0     (17,168)
Other                                    2,333           0           0
Extraordinary gain on debt
 extinguishment                              0           0    (946,522)
                                    ----------  ----------  ----------
Net income (loss) - tax            ($  123,847)($  128,188) $2,672,619
                                    ==========  ==========  ==========

Partners' equity - book             $  311,696  $  447,007  $  579,804
Costs of issuance                    1,419,240   1,419,240   1,419,240
Cumulative book over tax loss          988,648     977,184     972,575
Facade easement donation
 (tax only)                           (612,750)   (612,750)   (612,750)
                                    ----------  ----------  ----------
Partners' equity - tax              $2,106,834  $2,230,681  $2,358,869
                                    ==========  ==========  ==========

                    SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS V
                  (a limited partnership)

   SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 2001
                                          Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                                        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (e)                                   (a)

21 unit
condominium
Complex in    $459,699 $61,046 $1,461,413 $ 8,813    1987 12/31/87
Red Hill, PA

Personal
property
located in
New Orleans,
LA                   0       0          0  67,312    1988 12/30/87
              -------- ------- ---------- -------
 TOTAL        $459,699 $61,046 $1,461,413 $76,125
              ======== ======= ========== =======



            Gross Amount at which Carried
               at December 31, 2001


                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
   (a)                             (b)(c)      (c)(d)
21 unit
condominium
complex in Red
Hill, PA     $61,046 $1,470,226 $1,531,272  $828,871

Personal
property located
in New Orleans,
LA                 0     67,312     67,312         0
             ------- ---------- ----------  --------
 TOTAL       $61,046 $1,537,538 $1,598,584  $828,871
             ======= ========== ==========  ========



                DIVERSIFIED HISTORIC INVESTORS V
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2001

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2001, for Federal income tax purposes was approximately $1,469,408. The depreciable basis of buildings and improvements was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

 (C) Reconciliation of land, buildings and improvements:

                                      2001         2000        1999
                                      ----         ----        ----
Balance at beginning of year      $1,595,794  $1,593,340  $11,791,970
 Additions during the year:
  Improvements                         2,790       2,453        1,420
 Deductions during the year:
  Foreclosure of property                  0           0  (10,200,050)
                                  ----------  ----------  -----------
Balance at end of year            $1,598,854  $1,595,793  $ 1,593,340
                                  ==========  ==========  ===========

Reconciliation of accumulated depreciation:


Balance at beginning of year      $  769,734  $  711,121  $ 5,752,945
Depreciation expense for the year     59,137      58,613       76,892
Deductions during the year                 0           0   (5,118,716)
                                  ----------  ----------  -----------
Balance at end of year            $  828,871  $  769,734  $   711,121
                                  ==========  ==========  ===========

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

               Donna M. Zanghi (age 44) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc., a subsidiary of D, LTD, since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 36) was appointed on May 13,
1997 as Assistant Secretary of EPK, Inc.  Ms. Rudoi has served as
Assistant Secretary and Director of both D, LTD and DHP, Inc.
since January 27, 1993.

Item 11.  Executive Compensation

          a. Cash Compensation - During 2001, Registrant paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

          b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2001, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2001 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 1999 through 2001.

          b. Certain Business Relationships - Registrant has no directors.

          c. Indebtedness of Management - No employee of Registrant, Registrant's general partner (or any employee thereof) or any affiliate of any such person, is or has at any time been indebted to Registrant.

                            PART V

Item 14.
           (A)Exhibits, Financial Statement Schedules and Reports on Form 8K.

          1. Financial Statements:

                       a.     Consolidated  Balance  Sheets   at
                 December 31, 2001 and 2000.

                       b.   Consolidated Statements of Operations
                 for  the Years Ended December 31, 2001, 2000 and
                 1999.

                       c.   Consolidated Statements of Changes in
                 Partners'  Equity for the Years  Ended  December
                 31, 2001, 2000 and 1999.

                       d.   Consolidated Statements of Cash Flows
                 for  the Years Ended December 31, 2001, 2000 and
                 1999.

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


               (b) Reports on Form 8-K:

                                          No  reports were  filed
                 on  Form  8-K during the quarter ended  December
                 31, 2001.

               (c) Exhibits:

                 See Item 14(A)(3) above.

                           SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS

Date:  June 2, 2003           By: Dover Historic Advisors V,
       ------------               General Partner

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

     Signature                  Capacity             Date

DOVER HISTORIC ADVISORS V     General Partner

By: EPK, Inc., Partner

     By: /s/ Spencer Wertheimer                      June 2, 2003
         ----------------------                      ------------
         SPENCER WERTHEIMER
         President and Treasurer

     By: /s/ Michele F. Rudoi                        June 2, 2003
         ----------------------                      ------------
         MICHELE F. RUDOI,
         Assistant Secretary