Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2003-06-04
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - March 31, 2002
          (unaudited) and December 31, 2001
          Consolidated Statements of Operations - Three Months
          Ended March 31, 2002 and 2001 (unaudited)
          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2002 and 2001 (unaudited)
         Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of March 31, 2002, Registrant had cash of $8,693. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2002, Registrant had restricted cash of $122,155, consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2002, Registrant incurred a net loss of $34,913 ($3.10 per limited partnership unit) compared to net loss of $30,663 ($2.70 per limited partnership unit) for the same period in 2001.

              Rental income, including all operating receipts, decreased $1,036 from $33,527 in the first quarter of 2001 to $32,491 in the same period in 2002. Income from actual rental payments increased $172 from $30,759 in the first quarter of 2001 to $30,931 in the same period in 2002. The increase in is due to an increase in occupancy for the period (84% to 87%).

               Rental operations expense decreased $372 from $21,182 in the first quarter of 2001 to $20,810 in the same period in 2002. The decrease in rental operations expense is due to a decrease in legal and accounting services as well as a decrease in leasing commissions, partially offset by an increase in maintenance expense. The decrease in legal and accounting expense is due to a decrease in services performed during the first quarter of 2002 compared to those performed during the same period in 2001. The decrease in leasing commissions is due to a decrease in the turnover of apartment units and the increase in maintenance expense is due to an increase in apartment painting expenses.

              Interest expense increased by $737 from $15,400 in the first quarter of 2001 to $16,137 in the same period in 2002. The increase in interest expense at the Lofts at Red Hill is due to an increase in principal balance on which the interest is calculated.

              In the first quarter of 2002, the Registrant incurred a loss of approximately $20,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $17,000, including $15,000 of depreciation expense, in the first quarter of 2001. The increase in loss from the first quarter of 2001 to the same period in 2002 is due to a decrease in interest income, partially offset by an increase in rental income. The decrease in interest income is due to an adjustment made in 2001 that reflected unrecorded interest income from prior periods. The increase in rental income is due to an increase in average occupancy (84% to 87%).

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                              March 31, 2002   December 31, 2001
                              --------------   -----------------
                               (Unaudited)

Rental properties, at cost:
 Land                           $   61,046         $   61,046
 Buildings and improvements      1,445,431          1,445,431
 Furniture and fixtures             92,107             92,107
                                ----------         ----------
                                 1,598,584          1,598,584
Less - accumulated depreciation   (843,654)          (828,871)
                                ----------         ----------
                                   754,930            769,713
Cash and cash equivalents            8,693              4,974
Restricted cash                    122,155            118,001
Accounts and notes receivable       13,155             13,931
receivable
Other assets (net of
 amortization of $305,474
 and $289,363 at
 March 31, 2002 and
 December 31, 2001,
 respectively)                      32,222             48,333
                                ----------         ----------
     Total                      $  931,155         $  954,952
                                ==========         ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $  463,837         $  459,699
 Accounts payable:
  Trade                            128,763            127,132
  Related parties                   33,656             33,656
  Taxes                              3,178                  0
Accrued liabilities                 14,453             13,564
Tenant security deposits            10,485              9,205
                                ----------         ----------
     Total liabilities             654,372            643,256
Partners' equity                   276,783            311,696
                                ----------         ----------
     Total                      $  931,155         $  954,952
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                    Three months ended
                                         March 31,
                                    2002          2001
                                    ----          ----
                                               (Restated)
Revenues:
 Rental income                    $32,491       $33,526
 Interest income                      438         3,814
                                  -------       -------
     Total revenues                32,929        37,340
                                  -------       -------
Costs and expenses:
 Rental operations                 20,810        21,182
 General and administrative             0           596
 Interest                          16,137        15,400
 Depreciation and amortization     30,895        30,825
                                  -------       -------
     Total costs and expenses      67,842        68,003
                                  -------       -------
Net (loss) income                ($34,913)     ($30,663)
                                  =======       =======

Net loss  per limited
 partnership unit:
 Net (loss) income               ($  3.10)     ($  2.70)
                                  =======       =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                         Three months ended
                                              March 31,
                                         2002          2001
                                         ----          ----
                                                    (Restated)
Cash flows from operating activities:
 Net (loss) income                    ($34,913)     ($30,663)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization         30,895        30,825
  Changes in assets and liabilities:
  Increase in restricted cash           (4,154)       (1,666)
  Increase (decrease) in accounts
   receivable                              776          (622)
  Increase in accounts payable - trade   1,631         1,359
  Increase (decrease) in accounts
   payable - taxes                       3,178       (17,332)
  Increase decrease in accrued
   liabilities                             889           203
  Increase (decrease) in tenant
   security deposits                     1,280           (85)
                                       -------       -------
Net cash used in operating activities     (418)      (17,981)
                                       -------       -------
Cash flows from financing activities:
  Repayments of debt financings          4,137        17,601
                                       -------       -------
Net cash provided by (used in)
 financing activities                    4,137        17,601
                                       -------       -------
Increase (decrease) in cash and cash
 equivalents                             3,719          (380)
Cash and cash equivalents at
 beginning of period                     4,974         7,545
                                       -------       -------
Cash and cash equivalents at end of
 period                                $ 8,693       $ 7,165
                                       =======       =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto on Form 10-K of the Registrant for the year ended December 31, 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

              No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibit    Number   Document
            -----------------   --------
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


        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2003         DIVERSIFIED HISTORIC INVESTORS V
      ------------
                           By: Dover Historic Advisors V,
                               General Partner

                               By: EPK, Inc., Partner


                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer