Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2004-01-20
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001
        Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited) Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

            (1)     Liquidity

                As  of  June 30, 2002, Registrant had cash of  $4,512.
Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                As of June 30, 2002, Registrant had restricted cash of $124,248 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                On October 1, 2002, the mortgage note secured by the Lofts at Red Hill matured and was declared in default by the lender.

                On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Registrant. No funds remained for distribution to unit holders. The Registrant liquidated thereafter.

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

            (3)     Results of Operations

                During the second quarter of 2002, the Registrant incurred a net loss of $38,445 ($3.42 per limited partnership unit) compared to a net loss of $25,598 ($2.27 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant incurred a loss of $73,359 ($6.52 per limited partnership unit) compared to net loss of $59,428 ($5.27 per limited partnership unit) for the same period in 2001.

                Rental income decreased $2,722 from $35,927 in the second quarter of 2001 to $33,205 in the same period in 2002 and decreased $3,757 from $69,454 for the first six months of 2001 to $65,697 in the same period in 2002. The decrease in rental from both the second quarter and the first six months of 2001, compared to the same periods in 2002 is due to a decrease in average occupancy for the second quarter (82% to 81%) and for the first six months (86% to 84%).

               Rental operations expense increased $2,899 from $18,661 in the second quarter of 2001 to $21,560 in the same period in 2002 and increased $2,527 from $39,842 in the first six months of 2001 to $42,369 in the same period in 2002. The increase in rental operations expense from the second quarter of 2001, compared to the same period in 2002 is due to an increase in leasing fees and appraisal fees. The increase in rental operations expense from the first six months of 2001, compared to the same period in 2002 is due to an increase in apartment preparation expenses and appraisal fees.

                Interest expense increased $685 from $15,873 in the second quarter of 2001 to $16,558 in the same period in 2002, and $1,422 from $31,273 for the first six months of 2001 to $32,695 for the same period in 2002. The increase in interest expense from both the second quarter and the first six months of 2001, compared to the same periods in 2002 is due to an increase in the principal balance of the mortgage on which the interest is calculated.

                In the second quarter of 2002, Registrant incurred a loss of approximately $23,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $15,000 including $15,000 of depreciation expense in the second quarter of 2001. The increase in loss from the second quarter of 2001, compared to the same period in 2002 is due to a decrease in rental income, an increase in miscellaneous operating expense and an increase in interest expense. The decrease in rental income is due to a decrease in average occupancy (82% to 81%). The increase in miscellaneous operating expense is due to an increase in leasing fees and appraisal fees. The increase in interest expense is due to an increase in the principal balance of the mortgage.

               For the first six months of 2002, Registrant incurred a loss of approximately $43,000 at the Lofts at Red Hill, including $30,000 of depreciation and amortization expense, compared to a loss of $30,000 including $30,000 of depreciation expense in the same period in 2001. The increase in loss from the first six months of 2001, compared to the same period in 2002 is due to a decrease in rental income, an increase in operating expense, and an increase in interest expense. The decrease in rental income is due to a decrease in occupancy (86% to 84%) and the increase in operating expenses is due to an increase in apartment preparation expenses and appraisal fees. The increase in interest expense during the second quarter of 2002 is due to an increase in the principal balance of the mortgage.

                On October 1, 2002, the mortgage note secured by the Lofts at Red Hill matured and was declared in default by the lender.

                On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Registrant. No funds remained for distribution to unit holders. The Registrant liquidated thereafter.

Item 4.   Controls and Procedures

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

           There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                 June 30, 2002    December 31, 2001
                                 -------------    -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                             $   61,046          $   61,046
 Buildings and improvements        1,445,431           1,445,431
 Furniture and fixtures               92,107              92,107
                                  ----------          ----------
                                   1,598,584           1,598,584
Less - accumulated depreciation     (858,511)           (828,871)
                                  ----------          ----------
                                     740,073             769,713
Cash and cash equivalents              4,512               4,974
Restricted cash                      124,248             118,001
Accounts and notes receivable         11,113              13,931
receivable
Other assets (net of
 amortization of
 $321,268 and $289,363)               16,429              48,333
                                  ----------          ----------
     Total                        $  896,375          $  954,952
                                  ==========          ==========

                   Liabilities and Partners' Equity
Liabilities:
 Debt obligations                $  472,194           $  459,699
 Accounts payable:
  Trade                             131,118              127,132
  Related parties                    33,656               33,656
Accrued liabilities                  11,995               13,564
Tenant security deposits              9,075                9,205
                                 ----------           ----------
     Total liabilities              658,038              643,256
Partners' equity                    238,337              311,696
                                 ----------           ----------
     Total                       $  896,375           $  954,952
                                 ==========           ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                        Three months           Six months
                       ended June 30,        ended June 30,
                       2002      2001        2002      2001
                       ----      ----        ----      ----
 Revenues:
  Rental income      $33,205   $35,927    $ 65,697  $ 69,453
  Interest income        320     3,833         755     3,884
                     -------   -------    --------  --------
  Total revenues      33,525    39,760      66,452    73,337
                     -------   -------    --------  --------
Costs and expenses:
 Rental operations    21,560    18,660      42,368    39,842
 Bad debt              3,202         0       3,202         0
 Interest             16,557    15,873      32,695    31,273
 Depreciation and
  amortization        30,651    30,825      61,546    61,650
                     -------   -------    --------  --------
  Total costs and
   expenses           71,970    65,358     139,811   132,765
                     -------   -------    --------  --------
Net loss            ($38,445) ($25,598)  ($ 73,359)($ 59,428)
                     =======   =======    ========  ========

Net loss per limited
 partnership unit   ($  3.42) ($  2.27)  ($   6.52) ($  5.27)
                     =======   =======    ========   =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Six months ended
                                                   June 30,
                                              2002         2001
                                              ----         ----

Cash flows from operating activities:
 Net loss                                  ($73,359)    ($59,428)
 Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization              61,546       61,650
  Changes in assets and liabilities:
   Increase in restricted cash               (6,247)      (4,467)
   Decrease (increase) in accounts
    receivable                                2,817       (3,686)
   Increase in accounts payable - trade       3,986        3,324
   Decrease  in accounts payable - taxes          0      (17,332)
   (Decrease) increase in accrued
    liabilities                              (1,570)       1,520
   Decrease in tenant security deposits        (130)        (525)
                                            -------      -------
Net cash used in operating activities       (12,957)     (18,944)
                                            -------      -------
Cash flows from financing activities:
 Proceeds from debt financings               12,495       21,473
                                            -------      -------
Net cash provided by financing activities:   12,495       21,473
                                            -------      -------
(Decrease) increase in cash and cash
 equivalents                                   (462)       2,529
Cash and cash equivalents at
 beginning of period                          4,974        7,545
                                            -------      -------
Cash and cash equivalents at end of period  $ 4,512      $10,074
                                            =======      =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

NOTE 2 - SUBSEQUENT EVENTS

On October 1, 2002, the mortgage note secured by the Lofts at Red Hill matured and was declared in default by the lender.

The personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership.

On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Registrant.

No funds remained for distribution to unit holders. The Registrant liquidated thereafter.

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


           (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2002.

                              SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 19, 2004         DIVERSIFIED HISTORIC INVESTORS V
      ----------------
                           By: Dover Historic Advisors V,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2002  of  Diversified   Historic
 Investors V;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b) [Omitted in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management
    or   other   employees  who  have  a  significant  role   in   the
    registrant's internal control over financial reporting.



Date:  January 19, 2004                       /s/ Spencer Wertheimer
       ----------------                       ----------------------
                                        Name: Spencer Wertheimer
                                       Title: President (principal
                                              executive officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.

Date:  January 19, 2004                       /s/ Spencer Wertheimer
       ----------------                       ----------------------
                                        Name: Spencer Wertheimer
                                       Title: Treasurer (principal
                                              financial officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors V on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the , financial condition and results of operations of the Company.


Date:  January 19, 2004                       /s/ Spencer Wertheimer
       ----------------                       ----------------------
                                        Name: Spencer Wertheimer
                                       Title: President (principal
                                              executive officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.

Date:  January 19, 2004                       /s/ Spencer Wertheimer
       ----------------                       ----------------------
                                        Name: Spencer Wertheimer
                                       Title: Treasurer (principal
                                              financial officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.