Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2004-01-20
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001
        Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited) Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

            (1)     Liquidity

                As  of  September  30, 2002, Registrant  had  cash  of
$4,363. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                As of September 30, 2002, Registrant had restricted cash of $121,532 consisting primarily of funds held as security deposits escrows for real estate taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

            (3)     Results of Operations

               During the third quarter of 2002, Registrant incurred a net loss of $39,413 ($3.50 per limited partnership unit) compared to a net loss of $45,720 ($4.06 per limited partnership unit) for the same period in 2001. For the first nine months of 2002, Registrant incurred a loss of $112,772 ($10.02 per limited partnership unit) compared to a net loss of $105,148 ($9.34 per limited partnership unit) for the same period in 2001.

             Rental income decreased $2,001 from $32,575 in the third quarter of 2001 to $30,574 in the same period of 2002 and decreased $5,757 from $102,028 for the first nine months of 2001 to $96,271 for the same period in 2002. The decrease in rental income from both the third quarter and first nine months of 2001, compared to the same periods in 2002, is due to a decrease in average occupancy (84% to 81% and 85% to 82%, respectively)

             Other income of $7,299 recognized in the third quarter of 2002 was due to the return of real estate taxes from prior periods due to a successful tax appeal.

             Rental operations expense decreased $347 from $30,041 in the third quarter of 2001 to $29,694 in the same period in 2001. The decrease in rental operations expense from the third quarter of 2001, compared to the same period in 2002, is due to a decrease in advertising expense and leasing commissions.

             Rental operations expense increased $2,180 from $69,882 for the first nine months of 2001 to $72,062 for the same period in 2002. The increase in rental operations expense from the first nine months of 2001, compared to the same period in 2002, is due to an increase in apartment preparation expense and insurance expense. The increase in apartment preparation expense is due to an increase in the turnover of apartment units. The increase in insurance expense is due to an increase in insurance premiums.

             Interest expense increased $901 from $16,238 in the third quarter of 2001 to $17,139 in the same period in 2002 and increased $2,323 from $47,511 for the first nine months of 2001 to $49,834 for the same period in 2002. The increase from both the third quarter and the first nine months of 2001, compared to the same periods in 2002, is due to an increase in the principal balance of the mortgage on which the interest is calculated.

             In the third quarter of 2002, Registrant incurred a loss of approximately $24,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of approximately $30,000 including $17,000 of depreciation expense in the third quarter of 2001. The decrease in loss from the third quarter of 2001, compared to the same period in 2002, is due to an increase in other income, partially offset by a decrease in rental income and a decrease in rental operations expense. The increase in other income is due to the return of real estate taxes from previous periods due to a successful tax appeal, partially offset by a decrease in rental income due to a decrease in average occupancy (84% to 81%). The decrease in rental operations expense is due to a decrease in advertising expense and leasing commissions.

             In the first nine months of 2002, Registrant incurred a loss of approximately $67,000 at the Lofts at Red Hill, including $46,000 of depreciation expense compared to a loss of approximately $60,000 including depreciation expense of $47,000 for the first nine months of 2001. The increase in loss from the first nine months of 2001, compared to the same period in 2002, is due to a decrease in rental income and interest income and an increase in rental operations expense, partially offset by an increase in other income. The decrease in rental income is due to a decrease in average occupancy (85% to 82%) and the decrease in interest income is due to a decrease in interest rates. The increase in other income is due to the return of real estate taxes from previous periods due to a successful tax appeal. The increase in rental operations expense is due to an increase in maintenance expense and insurance expense. The increase in maintenance expense is due to an increase in apartment preparation expense and the increase in insurance expense is due to an increase in insurance premiums.

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

                    DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets


                          September 30, 2002   December 31, 2001
                          ------------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $   61,046          $   61,046
 Buildings and improvements      1,445,431           1,445,431
 Furniture and fixtures             92,107              92,107
                                ----------          ----------
                                 1,598,584           1,598,584
Less - accumulated depreciation   (873,332)           (828,871)
                                ----------          ----------
                                   725,252             769,713
Cash and cash equivalents            4,363               4,974
Restricted cash                    121,532             118,001
Accounts and notes receivable        9,402              13,931
Other assets (net of amortization
 of $337,221 and $289,363)             475              48,333
                                ----------          ----------
     Total                      $  861,024          $  954,952
                                ==========          ==========

                   Liabilities and Partners' Equity
Liabilities:
 Debt obligations                  477,333             459,699
 Accounts payable:
  Trade                            129,079             127,132
  Related parties                   33,656              33,656
Accrued liabilities                 12,557              13,564
Tenant security deposits             9,475               9,205
                                ----------          ----------
     Total liabilities             662,100             643,256
Partners' equity                   198,924             311,696
                                ----------          ----------
     Total                      $  861,024          $  954,952
                                ==========          ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months            Nine months
                         ended September 30,     ended September 30,
                           2002       2001        2002         2001
                           ----       ----        ----         ----
Revenues:
 Rental income            $30,574   $32,574     $ 96,271    $102,028
 Interest income              320        79        1,076       3,962
 Other income               7,299         0        7,299           0
                          -------   -------     --------    --------
  Total revenues           38,193    32,653      104,646     105,990
                          -------   -------     --------    --------

Costs and expenses:
 Rental operations         29,694    30,040       72,062      69,882
 Interest                  17,139    16,238       49,834      47,511
 Bad debt                       0         0        3,202           0
 Depreciation and
  Amortization             30,773    32,095       92,320      93,745
                          -------   -------     --------    --------
  Total costs
   and expenses            77,606    78,373      217,418     211,138
                          -------   -------     --------    --------
Net loss                 ($39,413) ($45,720)   ($112,772)  ($105,148)
                          =======   =======     ========    ========

Net loss per limited
 partnership unit:       ($  3.50) ($  4.06)   ($  10.02)  ($   9.34)
                          =======   =======     ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                            Nine months ended
                                              September 30,
                                            2002         2001
                                            ----         ----

Cash flows from operating activities:
 Net loss                               ($112,772)   ($105,148)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization            92,320       93,745
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash   (3,530)       1,136
  Decrease (increase) in accounts
   receivable                               4,528       (5,986)
  Increase in accounts payable - trade      1,947        7,793
  Decrease in accounts payable - taxes          0      (15,684)
  (Decrease) increase in accrued
   liabilities                             (1,008)         540
  Increase (decrease) in tenant
   security deposits                          270         (485)
                                         --------     --------
Net cash used in operating activities:    (18,245)     (24,089)
                                         --------     --------
Cash flows from financing activities:
 Proceeds from debt financings             17,634       25,711
                                         --------     --------
Net cash provided by financing
 activities                                17,634       25,711
                                         --------     --------
(Decrease) increase in cash and cash
 equivalents                                 (611)       1,622
Cash and cash equivalents at
 beginning of period                        4,974        7,545
                                         --------     --------
Cash and cash equivalents at end of
 period                                  $  4,363     $  9,167
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

Item 4.     Submission of Matters to a Vote of Security Holders

                No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibit  Number     Document
            ---------------     --------
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

         (b)  Reports on Form 8-K:
            No reports were filed on Form 8-K during the quarter ended September 30, 2002.

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


Date: January 19, 2004         DIVERSIFIED HISTORIC INVESTORS V
      ----------------
                           By: Dover Historic Advisors V,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 of Diversified Historic Investors V;

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
                                        Name: Spencer Wertheimer
                                       Title: Treasurer (principal
                                              financial officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors V on Form 10-Q for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



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