Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2004-01-20
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2002
                          ---------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                PART I

Item 1.   Business

          a.   General Development of Business

                Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law. As of December 31, 2002, Registrant had outstanding 11,142 units of limited partnership interest (the "Units").

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


               As of December 31, 2002, Registrant owned one property, located in Pennsylvania. The property contains 21 apartment units. As of December 31, 2002, 16 of the apartment units were under lease at monthly rental rates ranging from $485 to $695. For a further discussion of the property, see Item 2, Properties.

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

               The Lofts at Red Hill is a historically certified, four-story former factory located at 350 Main Street, Red Hill Borough,
Pennsylvania. In December 1987, the Registrant acquired the building and is the 100% equity owner of this property. The property was
rehabilitated   as   a  21-unit  rental  residential   complex.    The
acquisition   and   rehabilitation  price   of   this   property   was
approximately $1,350,000 ($81 per square foot) ("sf").   In  September
1997, a mortgage was placed on the property in the amount of $400,000 (principal balance of $482,328 at December 31, 2002). The proceeds from the mortgage were utilized to satisfy certain outstanding liabilities of the Registrant. The note matured on October 1, 2002, at which time it was declared in default by the lender.

                The property is managed by BCMI. As of December 31, 2002, 16 apartment units were under lease (76%) at monthly rental rates ranging from $485 to $695. All leases are renewable, one-year leases. The occupancy as of year end for the previous four years was 85% for 2001, 85% for 2000, 86% for 1999, and 76% for 1998. The
monthly rental range has been approximately the same since 1998. For federal income tax purposes, the land and the building have a basis of $1,533,322, and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $15,861 based on an assessed value of $803,520 taxed at a rate of $20.11 per $1,000 of assessed value. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Registrant.

Item 3.   Legal Proceedings

           To the best of its knowledge, as of December 31, 2002, Registrant was not a party to, nor was its property the subject of, any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 84 units were sold or exchanged of record in 2002.

           b. As of December 31, 2002, there were 1,354 record holders of Units.

           c. Registrant did not declare any cash dividends in 2002 or 2001.

Item 6.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2002. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                     2002        2001        2000        1999        1998
                     ----        ----        ----        ----        ----

Rental income      $134,963    $133,688  $  133,925  $  110,807  $  121,383
Hotel income              0           0           0      18,181   1,131,690
Interest income       1,426       5,478         305       2,746       2,295
Net (loss) income  (132,943)   (135,310)   (132,797)  3,630,276  (2,777,858)
Net (loss) income
 per Unit            (11.81)     (12.02)     (11.80)     322.56     (246.82)
Total assets
 (net of
 depreciation and
 amortization)      852,789     954,952   1,065,966   1,179,580   6,764,832
Debt obligations    482,328     459,699     429,645     417,399   7,566,974


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

               As of December 31, 2002, Registrant had cash of $4,623. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

               As of December 31, 2002, Registrant had restricted cash of $124,401 consisting primarily of funds held as security deposits and escrows for real estate taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During 2002, Registrant incurred a net loss of $132,943 ($11.81 per limited partnership unit) compared to a loss of $135,310
($12.02 per limited partnership unit) in 2001, and a net loss of $132,797 ($11.80 per limited partnership unit) in 2000.

                Rental income was $127,463 in 2002, $133,688 in  2001,
and $133,925 in 2000. The increase in rental income from 2001 to 2002 is due to a decrease in average occupancy (86% to 82%). Rental income has remained approximately the same from 2000 to 2001 due to the consistency of average rental rates and average occupancy.

                Other income of $7,500 recognized in 2002 was mainly due to the return of real estate taxes from previous periods due to a successful tax appeal.

                Rental operations expense was $91,398 in 2002, $87,042 in 2001, and $83,724 in 2000. The increase in rental operations expense from 2001 to 2002 is due to an increase in maintenance expense and insurance expense, partially offset by a decrease in leasing commission expense. The increase in maintenance expense is due to an increase in apartment painting and maintenance. The increase in insurance expense is due to insurance market conditions. The decrease in leasing commission expense is due to a decrease in the turnover of apartment units. The increase from 2000 to 2001 is due to an increase in leasing commission expense, partially offset by a decrease in maintenance expense. The increase in leasing commission expense is due to an increase in the turnover of apartment units. The decrease in maintenance expense is due to a decrease in painting expense and cleaning service expense.

                Interest expense was $66,829 in 2002, $63,854 in 2001,
and $60,246 in 2000. The increase in interest expense from 2000 to 2002 is due to the increase in the principal balance upon which the interest is calculated.

                Depreciation and amortization expense was $107,903 in 2002, $123,580 in 2001, and $123,057 in 2000. The decrease to 2002 from 2001 is due to a decrease in amortization expense. A deferred expense incurred in a prior year became fully amortized during 2002.

                During the year, a net loss of approximately $87,000 was incurred at the Registrant's remaining property compared to net loss of approximately $72,000 in 2001, and a loss of $71,000 in 2000. A discussion of property operations/activities follows.

                In 2002, Registrant incurred a net loss of $87,000 at the Lofts at Red Hill including $62,000 of depreciation and amortization expense compared to a net loss of $72,000 including $62,000 of depreciation and amortization expense in 2001, and a net loss of $71,000 including $61,000 of depreciation and amortization expense in 2000. The increase in net loss from 2001 to 2002 is due to a decrease in rental income, combined with an increase in rental operations expense, interest expense and bad debt expense, partially offset by an increase in other income. The decrease in rental income is due to a decrease in average occupancy (86% to 82%). The increase in rental operations expense is due to an increase in maintenance expense, partially offset by a decrease in leasing commission expense. The increase in maintenance expense is due to an increase in apartment painting and maintenance and the decrease in leasing commission expense is due to a decrease in the turnover of apartment units. The increase in interest expense is due to an increase in the principal balance upon which the interest is calculated. The bad debt expense is due to the write off of tenant accounts receivable that were deemed uncollectible. The increase in other income is due to the return of real estate taxes from previous periods due to a successful tax appeal. The increase in net loss from 2000 to 2001 is due to the increase in leasing commission expense and interest expense, partially offset by a decrease in maintenance expense. The increase in leasing commission expense is due to the increase in the turnover of apartment units and the increase in interest expense is due to an increase in the principal balance of the loan on which the interest is calculated. The decrease in maintenance expense is due to a decrease in painting expense and cleaning service expense.

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

Item 9A.  Controls and Procedures

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

                     Independent Auditor's Report

To the Partners
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 2002 and 2001, and the results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
May 6, 2003

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                         Page

Consolidated Balance Sheets at December 31, 2002 and 2001   11

Consolidated Statements of Operations for the Years
Ended December 31, 2002, 2001, and 2000                     12

Consolidated Statements of Changes in Partners' Equity
for the Years Ended December 31, 2002, 2001, and 2000       13

Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2002, 2001, and 2000                     14

Notes to consolidated financial statements                15-19


Financial statement schedules:

Schedule  XI - Real Estate and Accumulated Depreciaton      21

Notes to Schedule XI                                        22





All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                      December 31, 2002 and 2001

                                Assets

                                               2002           2001
                                               ----           ----
Rental properties at cost:
 Land                                     $   61,046     $   61,046
 Buildings and improvements                1,445,431      1,445,431
 Furniture and fixtures                       94,975         92,107
                                          ----------     ----------
                                           1,601,452      1,598,584
     Less - accumulated depreciation        (888,440)      (828,871)
                                          ----------     ----------
                                             713,012        769,713
Cash and cash equivalents                      4,623          4,974
Restricted cash                              124,401        118,001
Accounts and notes receivable                 10,753         13,930
Other assets (net of amortization
 of $337,696 and $289,362)                         0         48,334
                                          ----------     ----------
          Total                           $  852,789     $  954,952
                                          ==========     ==========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                         $  482,328     $  459,699
 Accounts payable:
  Trade                                      135,357        127,132
  Related parties                             33,656         33,656
  Other liabilities                           13,714         13,564
  Tenant security deposits                     8,980          9,205
                                          ----------     ----------
          Total liabilities                  674,035        643,256
Partners' equity                             178,754        311,696
                                          ----------     ----------
          Total                           $  852,789     $  954,952
                                          ==========     ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000


                                         2002       2001        2000
                                         ----       ----        ----
Revenues:
 Rental income                         $127,463   $133,688    $133,925
     Interest income                      1,426      5,478         305
           Other income                   7,500          0           0
                                       --------   --------    --------
          Total revenues                136,389    139,166     134,230
                                       --------   --------    --------

Costs and expenses:
 Rental operations                       91,398     87,042      83,724
 Interest                                66,829     63,854      60,246
 Depreciation and amortization          107,903    123,580     123,057
 Bad debt expense                         3,202          0           0
                                       --------   --------    --------
          Total costs and expenses      269,332    274,476     267,027
                                       ========   ========    ========
Net loss                              ($132,943) ($135,310)  ($132,797)
                                       ========   ========    ========

Net loss per limited
 partnership unit                     ($  11.81) ($  12.02)  ($  11.80)
                                       ========   ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------

         For the years ended December 31, 2002, 2001 and 2000



                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                      V (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1999      ($163,355)     $743,159      $579,804
Net loss                             (1,328)     (131,469)     (132,797)
                                   --------      --------      --------
Balance at December 31, 2000       (164,683)      611,690       447,007
Net loss                             (1,353)     (133,957)     (135,310)
                                   --------      --------      --------
Balance at December 31, 2001       (166,036)      477,733       311,697
Net loss                             (1,329)     (131,614)     (132,943)
                                   --------      --------      --------
Balance at December 31, 2002      ($167,365)     $346,119      $178,754
                                   ========      ========      ========

(1)  General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 2002, 2001, and 2000.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000

                                         2002       2001       2000
                                         ----       ----       ----
Cash flows from operating activities:
 Net loss                            ($132,943) ($135,310)  ($132,797)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization        107,903    123,580     123,057
Changes in assets and liabilities:
 (Increase) decrease in restricted
  cash                                  (6,400)    (5,371)      3,409
 Decrease (increase) in
  accounts and notes receivable          3,177     (6,977)     (6,804)
 Increase in accounts payable - trade    8,225     11,332       4,276
 (Decrease) increase in accounts
  payable-taxes                              0    (17,332)      3,639
 Increase (decrease) in
  accrued liabilities                      149        753      (1,350)
 (Decrease) increase in
  tenant security deposits                (223)      (510)        371
                                      --------   --------    --------
      Net cash used in
       operating activities            (20,112)   (29,835)     (6,199)
                                      --------   --------    --------
Cash flows from investing activities:
 Capital expenditures                   (2,868)    (2,790)     (2,453)
                                      --------   --------    --------
     Net cash used in investing
       activities                       (2,868)    (2,790)     (2,453)
                                      --------   --------    --------
Cash flows from financing activities:
 Proceeds from debt financings          22,629     30,054      12,246
                                      --------   --------    --------
     Net cash provided by
      financing activities              22,629     30,054      12,246
                                      --------   --------    --------
(Decrease) increase in cash and
 cash equivalents                         (351)    (2,571)      3,594
Cash and cash equivalents at
 beginning of year                       4,974      7,545       3,951
                                      --------   --------    --------
Cash and cash equivalents at end
 of year                              $  4,623   $  4,974    $  7,545
                                      ========   ========    ========


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

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 2002, 2001, and 2000).

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

The   Partnership   purchased  a  four-story   building   located   in
Pennsylvania   for   an  acquisition  and  rehabilitation   price   of
$1,325,000. This property was sold in September 2003.

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

NOTE E- DEBT OBLIGATIONS
                                                      December  31
                                                    2002        2001
                                                    ----        ----
Debt obligations consist of the following:

Note payable, interest accrues at 14% and
is payable at 10%; matured on October 1,
2002 and declared in default by the lender       $482,328     $459,699
                                                 --------     --------

NOTE F - TRANSACTIONS WITH RELATED PARTIES

Included in Accounts Payable - Related Parties was $33,656 at December 31, 2002 and 2001 owed to the co-general partner in the partnership referred to in Note D, for amounts owed in connection with the sale of such partnership's property.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                      For the Years Ended December 31,
                                        2002        2001        2000
                                        ----        ----        ----
Net loss - book                    ($  132,943)($  135,310)($  132,797)
Excess of book over tax depreciation     9,080       9,130       4,609
Other                                        0       2,333           0
                                    ----------  ----------  ----------
Net loss - tax                     ($  123,863)($  123,847)($  128,188)
                                    ==========  ==========  ==========

Partners' equity - book             $  178,753  $  311,696  $  447,007
Costs of issuance                    1,419,240   1,419,240   1,419,240
Cumulative book over tax loss          997,728     988,648     977,184
Facade easement donation
 (tax only)                           (612,750)   (612,750)   (612,750)
                                    ----------  ----------  ----------
Partners' equity - tax              $1,982,971  $2,106,834  $2,230,681
                                    ==========  ==========  ==========

NOTE H - SUBSEQUENT EVENTS

The personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership.

On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Partnership.

No funds remained for distribution to unit holders. The partnership liquidated thereafter.

                       SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS V
                  (a limited partnership)


   SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 2002

                                          Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                                        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (e)                                   (a)

21 unit
condominium
Complex in    $482,328 $61,046 $1,461,413 $11,681    1987 12/31/87
Red Hill, PA

Personal
property
located in
New Orleans,
LA                   0       0          0  67,312    1988 12/30/87
              -------- ------- ---------- -------
 TOTAL        $459,328 $61,046 $1,461,413 $78,993
              ======== ======= ========== =======



            Gross Amount at which Carried
               at December 31, 2002


                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
   (a)                             (b)(c)      (c)(d)
21 unit
condominium
complex in Red
Hill, PA     $61,046 $1,473,094 $1,534,140  $888,440

Personal
property located
in New Orleans,
LA                 0     67,312     67,312         0
             ------- ---------- ----------  --------
 TOTAL       $61,046 $1,540,406 $1,601,452  $888,440
             ======= ========== ==========  ========




                   DIVERSIFIED HISTORIC INVESTORS V
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2002

(A)   All  properties are certified historic structures as defined  in
the            Internal           Revenue           Code            of
1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2002, for Federal income tax purposes was approximately $1,533,322. The depreciable basis of buildings and improvements was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

 (C) Reconciliation of land, buildings and improvements:

                                      2002        2001        2000
                                      ----        ----        ----
Balance at beginning of year     $1,598,584   $1,595,794   $1,593,340
 Additions during the year:
  Improvements                        2,868        2,790        2,454
                                 ----------   ----------   ----------
Balance at end of year           $1,601,452   $1,598,584   $1,595,794
                                 ==========   ==========   ==========

Reconciliation of accumulated depreciation:
Balance at beginning of year $ 828,871 $ 769,734 $ 711,121 Depreciation expense for
 the year                            59,569       59,137       58,613
                                 ----------   ----------   ----------
Balance at end of year           $  888,440   $  828,871    $ 769,734
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

                Donna M. Zanghi (age 45) was appointed on May 13, 1997
as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc., a subsidiary of D, LTD, since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 37) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi has served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

          a. Cash Compensation - During 2002, Registrant paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

          b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2002, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2002 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

         a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 2000 through 2002.

         b. Certain Business Relationships - Registrant has no directors.

         c.   Indebtedness of Management - No employee of Registrant,
Registrant's  general  partner  (or  any  employee  thereof)  or   any
affiliate of any such persons, is or has at any time been indebted to Registrant.

                                PART V

Item 14.
           (A) Exhibits, Financial Statement Schedules and  Reports  on
Form 8K.

          1. Financial Statements:

                       a. Consolidated Balance Sheets at December 31, 2002 and 2001.

                       b. Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

                       c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2002, 2001 and 2000.

                       d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

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

              (B) Reports on Form 8-K:
                   No reports were filed on Form 8-K during the quarter ended December 31, 2002.

              (C) Exhibits:
                  See Item 14(A)(3) above.

                              SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIVERSIFIED HISTORIC INVESTORS

Date:  January 20, 2004       By: Dover Historic Advisors V,
       ----------------           General Partner

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

     Signature                  Capacity             Date

DOVER HISTORIC ADVISORS V     General Partner

By: EPK, Inc., Partner

     By: /s/ Spencer Wertheimer                      January 20, 2004
         ----------------------                      ----------------
         SPENCER WERTHEIMER
         President and Treasurer

     By: /s/ Michele F. Rudoi                        January 20, 2004
         ----------------------                      ----------------
         MICHELE F. RUDOI,
         Assistant Secretary

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 of Diversified Historic Investors V;

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



Date:  January 20, 2004                             /s/ Spencer Wertheimer
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


Date:  January 20, 2004                             /s/ Spencer Wertheimer
       ----------------                             ----------------------
                                             Name:  Spencer Wertheimer
                                            Title:  Treasurer (principal
                                                    financial officer) of
                                                    the registrant's
                                                    managing partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors V on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  January 20, 2004                             /s/ Spencer Wertheimer
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


Date:  January 20, 2004                             /s/ Spencer Wertheimer
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