Form 10-Q
period 2003-03-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2004-01-20
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002

          Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (unaudited)

          Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of March 31, 2003, Registrant had cash of $4,091. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2003, Registrant had restricted cash of $125,705, consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the first quarter of 2003, Registrant incurred a net loss of $22,019 ($1.96 per limited partnership unit) compared to net loss of $34,913 ($3.10 per limited partnership unit) for the same period in 2002.

              Rental income decreased $2,957 from $32,491 in the first quarter of 2002 to $29,534 in the same period in 2003. The decrease in rental income from the first quarter of 2002, compared to the same period in 2003, is due to a decrease in average occupancy (87% to 76%).

              Rental operations expense decreased $955 from $20,810 in the first quarter of 2002 to $19,855 in the same period in 2003. The decrease in rental operations expense from the first quarter of 2002, compared to the same period in 2003, is due to a decrease in maintenance expense partially offset by an increase in utilities expense. The decrease in maintenance expense is due to a decrease in apartment preparation and contract cleaning services. The increase in utilities expense is due to an increase in water and electric charges.

              Interest expense increased $801 from $16,137 during the first quarter of 2002 to $16,938 in the same period in 2003. The increase in interest expense is due to an increase in the principal balance of the mortgage upon which the interest is calculated.

              Depreciation and amortization expense decrease $15,964 from $30,895 in the first quarter of 2002 to $14,931 in the same period in 2003. The decrease from the first quarter of 2002 to the same period in 2003 is due to a decrease in amortization expense. A deferred expense incurred in a prior year became fully amortized during 2002.

             During the first quarter of 2003, the Registrant incurred a loss of approximately $22,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $20,000, including $15,000 of depreciation expense, in the first quarter of 2002. The increase in loss from the first quarter of 2002, compared to the same period in 2003, is due to a decrease in rental income and an increase in utilities expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (87% to 76%). The increase in utilities expense is due to an increase in water and electric charges. The decrease in maintenance expense is due to a decrease in apartment preparation and contract cleaning service due to a decrease in the turnover of apartment units.

              On October 1, 2002, the mortgage note secured by the Lofts at Red Hill matured and was declared in default by the lender.

              On September 10, 2003, the Lofts at Red Hill were sold. The net proceeds of the sale were used to pay the note and accrued expenses of the Registrant. No funds remained for distribution to unit holders. The Registrant liquidated thereafter.

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

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                              March 31, 2003   December 31, 2002
                              --------------   -----------------
                               (Unaudited)

Rental properties, at cost:
 Land                           $   61,046         $   61,046
 Buildings and improvements      1,445,431          1,445,431
 Furniture and fixtures             94,974             94,974
                                ----------         ----------
                                 1,601,451          1,601,451
Less - accumulated depreciaton    (903,371)          (888,440)
                                ----------         ----------
                                   698,080            713,011
Cash and cash equivalents            4,092              4,623
Restricted cash                    125,705            124,401
Accounts and notes receivable       10,056             10,754
                                ----------         ----------
     Total                      $  837,933         $  852,789
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $  487,267        $   482,328
 Accounts payable:
  Trade                            135,435            135,358
  Related parties                   33,656             33,656
  Taxes                              3,178                  0
Accrued liabilities                 12,648             13,714
Tenant security deposits             9,015              8,980
                                ----------         ----------
     Total liabilities             681,199            674,036
Partners' equity                   156,734            178,753
                                ----------         ----------
     Total                      $  837,933         $  852,789
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                     Three months ended
                                          March 31,
                                    2003            2002
                                    ----            ----
Revenues:
 Rental income                     $29,534        $32,491
 Interest income                       171            438
                                   -------        -------
     Total revenues                 29,705         32,929
                                   -------        -------

Costs and expenses:
 Rental operations                  19,855         20,810
 Interest                           16,938         16,137
 Depreciation and amortization      14,931         30,895
                                   -------        -------
        Total costs and expenses    51,724         67,842
                                   -------        -------
Net loss                          ($22,019)      ($34,913)
                                   =======        =======

Net loss per limited
 partnership unit:
 Net loss                         ($  1.96)      ($  3.10)
                                   =======        =======


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)


                                         Three months ended
                                              March 31,
                                         2003          2002
                                         ----          ----

Cash flows from operating activities:
  Net loss                            ($22,019)     ($34,913)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization         14,931        30,895
 Changes in assets and liabilities:
  Increase in restricted cash           (1,304)       (4,154)
  Decrease in accounts receivable          698           776
  Increase in accounts payable - trade      78         1,631
  Increase in accounts payable - taxes   3,178         3,178
  (Decrease) increase in accrued
   liabilities                          (1,067)          889
  Increase in tenant security deposits      35         1,280
                                       -------       -------
Net cash used in operating activities   (5,470)         (418)
                                       -------       -------
Cash flows from financing activities:
 Proceeds from debt financings           4,938         4,137
                                       -------       -------
Net cash provided by financing
 activities                              4,938         4,137
                                       -------       -------
(Decrease) increase in cash
 and cash equivalents                     (532)        3,719
Cash and cash equivalents at
 beginning of period                     4,623         4,974
                                       -------       -------
Cash and cash equivalents at
 end of period                         $ 4,091       $ 8,693
                                       =======       =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto on Form 10-K of the Registrant for the year ended December 31, 2002.

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

        (b)  Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter ended March 31, 2003.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2004     DIVERSIFIED HISTORIC INVESTORS V
      ----------------
                           By: Dover Historic Advisors V,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Diversified Historic Investors V;

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
                                        Name: Spencer Wertheimer
                                       Title: Treasurer (principal
                                              financial officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors V on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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