Form 10-Q
period 2003-06-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2004-01-22
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002
        Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2003 and 2002 (unaudited) Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2003 and 2002 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

            (1)     Liquidity

                As  of  June 30, 2003, Registrant had cash of  $7,983.
Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the property. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the lender in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                As of June 30, 2003, Registrant had restricted cash of $125,980 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                During the second quarter of 2003, the Registrant incurred a net loss of $22,010 ($1.96 per limited partnership unit) compared to a net loss of $38,445 ($3.42 per limited partnership unit) for the same period in 2002. For the first six months of 2003, the Registrant incurred a loss of $44,029 ($3.91 per limited partnership unit) compared to net loss of $73,359 ($6.52 per limited partnership unit) for the same period in 2002.

                Rental income increased $1,488 from $33,205 in the second quarter of 2002 to $34,693 in the same period of 2003 and decreased $1,469 from $65,697 in the first six months of 2002 to $64,228 in the same period of 2003. The increase in rental income from the second quarter of 2002, compared to the same period in 2003, is due to an increase in average rental rates. The decrease in rental income from the first six months of 2002, compared to the same period in 2003 is due to a decrease in average occupancy (83% to 78%).

               Rental operations expense decreased $1,844 from $21,560 in the second quarter of 2002 to $19,716 in the same period of 2003 and decreased $2,798 from $42,369 in the first six months of 2002 to $39,571 in the same period of 2003. The decrease in rental operations expense from both the second quarter and the first six months of 2002, compared to the same periods in 2003, is due to a decrease in miscellaneous operating expense and professional fees. The decrease in miscellaneous operating expense is due to a decrease in bank service charges, office expense, travel expense, and telephone and answering service expense. The decrease in professional fees is due to one time appraisal fees incurred in 2002.

                Interest expense increased $5,628 from $16,558 in the second quarter of 2002 to $22,186 in the same period of 2003, and increased $6,430 from $32,695 for the first six months of 2002 to $39,125 for the same period of 2003. The increase from both the second quarter and the first six months of 2002, compared to the same periods in 2003, is due an increase in principal balance on the mortgage upon which the interest is calculated.

                Depreciation and amortization expense decrease $15,721 from $30,651 in the second quarter of 2002 to $14,930 in the same period of 2003 and decrease $789 from $30,651 in the first six months of 2002 to $29,862 in the same period of 2003. The decrease from both the second quarter and the first six months of 2002 to the same period in 2003, is due to a decrease in amortization expense. A deferred expense incurred in a prior year became fully amortized during 2002.

                In the second quarter of 2003, Registrant incurred a loss of approximately $22,000 at the Lofts at Red Hill, including $15,000 of depreciation and amortization expense, compared to a loss of $23,000 including $15,000 of depreciation expense in the second quarter of 2002. The decrease in loss from the second quarter of 2002, compared to the same period in 2003 is due to an increase in rental income and a decrease in rental operations expense, partially offset by an increase in interest expense. The increase in rental income is due to an increase in average rental rates. The decrease in rental operations expense is due to a decrease in miscellaneous operating expense and professional fees. The decrease in miscellaneous operating expense is due to a decrease in bank service charges and office expense. The decrease in professional fees is due to one time appraisal fees incurred in 2002. The increase in interest expense is due to an increase in principal balance on the mortgage upon which the interest is calculated.

               For the first six months of 2003, Registrant incurred a loss of approximately $44,000 at the Lofts at Red Hill, including $30,000 of depreciation and amortization expense, compared to a loss of $43,000 including $30,000 of depreciation expense in the same period in 2002. The increase in loss from the first six months of 2002, compared to the same period in 2003 is due to a decrease in rental income, and an increase in interest expense, partially offset by a decrease in rental operations expense. The decrease in rental income for the first six months of 2003 is due to a decrease in average occupancy (83% to 78%). The increase in interest expense is due to an increase in principal balance on the mortgage upon which the interest is calculated. The decrease in rental operations expense is due to a decrease in miscellaneous operating expense and professional fees. The decrease in miscellaneous operating expense is due to a decrease in bank service charges, travel expense and telephone and answering service expense. The decrease in professional fees is due to one time appraisal fees incurred in 2002.

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



                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                              June 30, 2003    December 31, 2002
                              -------------    -----------------
                               (Unaudited)

Rental properties, at cost:
 Land                          $   61,046          $   61,046
 Buildings and improvements     1,445,431           1,445,431
 Furniture and fixtures            94,975              94,975
                               ----------          ----------
                                1,601,452           1,601,452
Less - accumulated depreciation  (918,302)           (888,440)
                               ----------          ----------
                                  683,150             713,012
Cash and cash equivalents           7,983               4,623
Restricted cash                   125,980             124,401
Accounts and notes receivable      12,557              10,753
                               ----------          ----------
     Total                     $  829,670          $  852,789
                               ==========          ==========

                   Liabilities and Partners' Equity
Liabilities:
 Debt obligations              $  497,453          $  482,329
 Accounts payable:
  Trade                           137,567             135,357
  Related parties                  33,656              33,656
 Accrued liabilities               16,799              13,714
 Tenant security deposits           9,470               8,980
                               ----------          ----------
     Total liabilities            694,945             674,036
Partners' equity                  134,725             178,753
                               ----------          ----------
     Total                     $  829,670          $  852,789
                               ==========          ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                        Three months           Six months
                       ended June 30,        ended June 30,
                       2003      2002        2003      2002
                       ----      ----        ----      ----
 Revenues:
   Rental income     $34,694   $33,205    $ 64,227  $ 65,697
   Interest income       129       320         301       755
                     -------   -------    --------  --------
  Total revenues      34,823    33,525      64,528    66,452
                     -------   -------    --------  --------

Costs and expenses:
 Rental operations    19,716    21,560      39,571    42,368
 Bad debt                  0     3,202           0     3,202
 Interest             22,186    16,557      39,124    32,695
 Depreciation and
  amortization        14,931    30,651      29,862    61,546
                     -------   -------    --------  --------
  Total costs and
   expenses           56,833    71,970     108,557   139,811
                     -------   -------    --------  --------
Net loss            ($22,010) ($38,445)  ($ 44,029)($ 73,359)
                     =======   =======    ========  ========

Net loss per limited
 partnership unit   ($  1.96) ($  3.42)  ($   3.91)($   6.52)
                     =======   =======    ========  ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                           Six months ended
                                               June 30,
                                           2003        2002
                                           ----        ----

Cash flows from operating activities:
 Net loss                               ($44,029)   ($73,359)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization           29,862      61,546
 Changes in assets and liabilities:
  Increase in restricted cash             (1,579)     (6,247)
  (Increase) decrease in accounts
   receivable                             (1,803)      2,817

  Increase in accounts payable - trade     2,210       3,986
  Increase (decrease) in accrued
   liabilities                             3,085      (1,570)
  Increase (decrease) in tenant
   security deposits                         490        (130)
                                         -------     -------
Net cash used in operating
 activities:                             (11,764)    (12,957)
                                         -------     -------
Cash flows from financing activities:
 Proceeds from debt financings            15,124      12,495
                                         -------     -------
Net cash provided by financing
 activities:                              15,124      12,495
                                         -------     -------
Increase (decrease) in cash and cash
 equivalents                               3,360        (462)
Cash and cash equivalents at
 beginning of period                       4,623       4,974
                                         -------     -------
Cash and cash equivalents at end of
 period                                  $ 7,983     $ 4,512
                                         =======     =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors V (the "Registrant") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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


    (b)     Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2003.

                              SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 21, 2004     DIVERSIFIED HISTORIC INVESTORS V
      ----------------
                           By: Dover Historic Advisors V,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2003  of  Diversified   Historic
 Investors V;

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


Date:  January 21, 2004                       /s/ Spencer Wertheimer
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

Date:  January 21, 2004                       /s/ Spencer Wertheimer
       ----------------                       ----------------------
                                        Name: Spencer Wertheimer
                                       Title: Treasurer (principal
                                              financial officer) of the
                                              registrant's managing
                                              partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors V on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  January 21, 2004                       /s/ Spencer Wertheimer
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

Date:  January 21, 2004                       /s/ Spencer Wertheimer
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