Form 10-Q
period 2003-09-30
DIVERSIFIED HISTORIC INVESTORS V
filed 2004-08-11
CIK 818669

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2003
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                               September 30, 2003  December 31, 2002
                               ------------------  -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                                     $0            $   61,046
 Buildings and improvements                0             1,445,431
 Furniture and fixtures                    0                94,975
                                          --            ----------
                                           0             1,601,452
Less - accumulated depreciation            0              (888,440)
                                          --            ----------
                                           0               713,012
Cash and cash equivalents                  0                 4,623
Restricted cash                            0               124,401
Accounts and notes receivable              0                10,753
                                          --            ----------
     Total                                $0            $  852,789
                                          ==            ==========

                   Liabilities and Partners' Equity
Liabilities:
 Debt obligations                         $0            $  482,329
 Accounts payable:
  Trade                                    0               135,357
  Related parties                          0                33,656
 Accrued liabilities                       0                13,714
 Tenant security deposits                  0                 8,980
                                          --            ----------
     Total liabilities                     0               674,036
Partners' equity                           0               178,753
                                          --            ----------
     Total                                $0            $  852,789
                                          ==            ==========



The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months               Nine months
                         ended September 30,       ended September 30,
                           2003       2002          2003         2002
                           ----       ----          ----         ----
Revenues:
 Rental income          $ 24,986     $30,574      $ 89,214     $ 96,271
 Interest income             280         320           581        1,076
  Other income            46,547       7,299        46,547        7,299
  Gain on sale of assets (15,464)          0       (15,464)           0
                        --------     -------      --------     --------
  Total revenues          56,349      38,193       120,878      104,646
                        --------     -------      --------     --------
Costs and expenses:
 Rental operations        69,863      29,694       109,434       72,062
 Interest                 35,947      17,139        75,072       49,834
 Bad debt                 12,196           0        12,196        3,202
 Administrative fees      62,958           0        62,958            0
 Depreciation and
  amortization            10,110      30,773        39,971       92,320
                        --------     -------      --------     --------
  Total costs and
   expenses              191,074      77,606       299,631      217,418
                        --------     -------      --------     --------
Net loss               ($134,725)   ($39,413)    ($178,753)   ($112,772)
                        ========     =======      ========     ========

Net loss per limited
 partnership unit:     ($  11.97)   ($  3.50)    ($  15.88)   ($  10.02)
                        ========     =======      ========     ========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS V
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Nine months ended
                                                September 30,
                                              2003         2002
                                              ----         ----

Cash flows from operating activities:
 Net loss                                 ($178,753)    ($112,772)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Loss on liquidation of St. Mary's          67,312             0
  Gain on sale of Lofts at Red Hill         (51,848)            0
  Depreciation and amortization              39,971        92,320
 Changes in assets and liabilities:
  Decrease (increase) in restricted cash    124,401        (3,530)
  Decrease in accounts receivable            10,753         4,528
  (Decrease) increase in accounts
   payable - trade                         (135,357)        1,947
  Decrease in accounts payable - related    (33,656)            0
  (Decrease) increase in tenant
   security deposits                         (8,980)          270
   Decrease in note payable                 (10,309)            0
   Decrease in other liabilities             (3,405)       (1,008)
                                           --------      --------
Net cash used in operating activities:     (179,871)      (18,245)
                                           --------      --------
Cash flows from investing activities:
 Proceeds from the sale of fixed assets     661,170             0
 Purchase of fixed assets                    (3,593)            0
                                           --------      --------
Net cash provided by investing activities   657,577             0
                                           --------      --------
Cash flows from financing activities:
 Proceeds from debt obligations              43,072        17,634
 Principal payments                        (525,400)            0
                                           --------      --------
Net cash (used in) provided by
 financing activities                      (482,328)       17,634
                                           --------      --------
Decrease in cash and cash equivalents        (4,622)         (611)
Cash and cash equivalents at
 beginning of period                          4,622         4,974
                                           --------      --------
Cash and cash equivalents at end of
 period                                    $      0      $  4,363
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


NOTE 2 - LIQUIDATION OF REGISTRANT

The personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership.

On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and expenses of the Registrant.

No funds remained for distribution to unit holders. The Registrant liquidated thereafter.

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

            (1)     Liquidity

               As of September 30, 2003, Registrant had cash of $0.

                As of September 30, 2003, Registrant had restricted cash of $0.

                On September 10, 2003, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Registrant. No funds remained for distribution to unit holders. The Registrant liquidated thereafter.


            (2)     Results of Operations

               During the third quarter of 2003, Registrant incurred a net loss of $134,725 ($11.97 per limited partnership unit) compared to a net loss of $39,413 ($3.50 per limited partnership unit) for the same period in 2002. For the first nine months of 2003, Registrant incurred a loss of $178,753 ($15.88 per limited partnership unit) compared to a net loss of $112,772 ($10.02 per limited partnership unit) for the same period in 2002.

             Rental income decreased $5,588 from $30,574 in the third quarter of 2002 to $24,986 in the same period of 2003 and decreased $7,057 from $96,271 for the first nine months of 2002 to $89,214 for the same period in 2003. The decrease in rental income from both the third quarter and first nine months of 2002, compared to the same periods in 2003, is due to a decrease in average occupancy (81% to 68% and 82% to 74%, respectively) and the sale of the property on September 10, 2003.

             Rental operations expense increased $40,169 from $29,694 in the third quarter of 2002 to $69,863 in the same period in 2003 and increased $37,372 from $72,062 in the first nine months of 2002 to $109,434 for the same period in 2003. The increase in rental operations expense for the third quarter and the first nine months of 2002 to the same period in 2003 is due to an increase in accounting fees, partially offset by a decrease in real estate taxes. The increase in accounting fees is due to the payment of previously unaccrued accounting fees. These fees were paid from the net proceeds from the sale of the Lofts at Red Hill. The decrease in real estate taxes is due to the sale of the Lofts of Red Hill.

            General and administrative expenses increased $62,958 from
$0 in the third quarter and the first nine months of 2002 to $62,958 in same periods of 2003. The increase is due to the payment of previously unaccrued administrative fees. The Registrant ceased accruing administrative fees in 2000 because its lack of liquidity made payment of these fees unlikely. However, the Registrant remained liable for these fees. The fees were paid from the net proceeds from the sale of the Lofts at Red Hill.

             Interest expense increased $18,808 from $17,139 in the third quarter of 2002 to $35,947 in the same period in 2003 and increased $25,238 from $49,834 for the first nine months of 2002 to $75,072 for the same period in 2003. The increase from both the third quarter and the first nine months of 2002, compared to the same periods in 2003, is due to additional interest payments to the first mortgage made at the time of the sale of the Lofts at Red Hill.

            In the third quarter of 2003, Registrant recognized income of approximately $7,000 at the Lofts at Red Hill, including $10,000 of depreciation and amortization expense, compared to a loss of approximately $24,000 including $15,000 of depreciation expense in the third quarter of 2002. The increase in income from the third quarter of 2002, compared to the same period in 2003, is due the gain on the sale of the building and a decrease in real estate tax, partially offset by a decrease in rental income and an increase in accounting fees. The decrease in real estate tax is due to the sale of the building, partially offset by a decrease in rental income due to a decrease in average occupancy (81% to 68%) and the sale of the property on September 10, 2003. The increase in accounting fees is due to the payment of previously unaccrued accounting fees.

             In the first nine months of 2003, Registrant incurred a loss of approximately $38,000 at the Lofts at Red Hill, including $40,000 of depreciation expense compared to a loss of approximately $67,000 including depreciation expense of $46,000 for the first nine months of 2002. The decrease in loss from the first nine months of 2002, compared to the same period in 2003, is due to the gain on the sale of the building and a decrease in real estate tax, partially offset by a decrease in rental income and the increase in accounting fees. The decrease in real estate tax is due to the sale of the building. The decrease in rental income is due to a decrease in average occupancy (82% to 74%) and the sale of the property on September 10, 2003. The increase in accounting fees is from the payment of previously unaccrued accounting fees.

             The personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership. A loss of $67,312 was incurred on the transaction.

           On September 10, 2003, the Lofts at Red Hill was sold. A gain of $51,848 was realized on the sale. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Registrant. No funds remained for distribution to unit holders. The Registrant liquidated thereafter.

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk

          All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

          We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

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

              31                General     Partners    Opinion
                                Certification

              32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)  Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2003.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DIVERSIFIED HISTORIC INVESTORS V

                      By: Dover Historic Advisors V, its general
                          partner

                          By: EPK, Inc., managing partner


Date: August 11, 2004         By: /s/ Spencer Wertheimer
      ---------------             ----------------------
                                  SPENCER WERTHEIMER
                                  President (principal executive
                                  officer, principal financial
                                  officer)

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)] for the
 registrant and have:

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



Date: August 11, 2004                          /s/ Spencer Wertheimer
      ---------------                          ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  President
                                              (principal executive
                                               officer, principal
                                               financial officer) of
                                               the registrant's
                                               managing partner, EPK,
                                               Inc.

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


Date: August 11, 2004                          /s/ Spencer Wertheimer
      ---------------                          ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  President
                                              (principal executive
                                               officer, principal
                                               financial officer) of
                                               the registrant's
                                               managing partner, EPK,
                                               Inc.