Form 10-K
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2005-09-06
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                  33-15597
                       -----------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS V
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2479468
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

Securities registered pursuant to section 12(g) of the Act: 11,142 Units
                                                            ------------

                 Units of Limited Partnership Interest
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes          No   X
                                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2003. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors V (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2003 containing "unaudited" consolidated financial statements.

On July 11th, 2005 the Securities and Exchange Commission ("SEC") notified the Registrant of its non-compliance in meeting reporting requirements under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Registrant's inability to meet its reporting requirements is due to the dissolution of its former auditor, Gross Kreger & Passio, LLC. This event was discussed in Item 4.01 of the Registrant's Form 8-K filed on June 27th, 2005.

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2003, contained throughout this annual report as "unaudited" and have furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a.   General Development of Business

                Diversified Historic Investors V ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law.

                The Registrant liquidated following the sale of the Lofts at Red Hill on September 10, 2003. It originally owned three properties or interests therein. In October 1996, its interest in one property was sold and effective as of January 1999, its interest in another was foreclosed. September 10, 2003 the final property was sold. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          b.   Financial Information about Industry Segments

               The Registrant operated in one industry segment.

          c.   Narrative Description of the Business

                Registrant was in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the investment tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

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


                 As   of  December  31,  2003,  Registrant  owned   no
properties.

           d. Financial Information About Foreign and Domestic Operations and Export Sales.

                See  Item  8,  Financial Statements and  Supplementary
Data.


Item 3.   Legal Proceedings
          -----------------

           To the best of its knowledge, as of December 31, 2003, Registrant was not a party to, nor was its property the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted during the fiscal years covered by this report to a vote of security holders.
Item 5.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2003. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2003        2002        2001        2000        1999
                    ----        ----        ----        ----        ----
                 Unaudited

Rental income     $120,297    $134,963    $133,688   $ 133,925  $  110,807
Hotel income             0           0           0          0       18,181
Interest income        581       1,426       5,478        305        2,746
Net (loss) income (178,754)   (132,943)   (135,310)  (132,797)   3,630,276
Net (loss)
 income per Unit    (15.88)     (11.81)     (12.02)    (11.80)      322.56
Total assets
 (net of
 depreciation and
 amortization)           0     852,789     954,952  1,065,966    1,179,580
Debt obligations         0     482,328     459,699    429,645      417,399

Note: See Part II, Item 6(2) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

               As of December 31, 2003, Registrant had cash of $0.

               As of December 31, 2003, Registrant had restricted cash of $0.

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

          (2)  Results of Operations

               During 2003, Registrant incurred a net loss of $178,754 ($15.88 per limited partnership unit) compared to a loss of $132,943
($11.81 per limited partnership unit) in 2002, and a net loss of $135,310 ($12.02 per limited partnership unit) in 2001.

                Rental  income was $89,214 in 2003, $127,463 in  2002,
and $133,688 in 2001. The decrease in rental income from 2002 to 2003 is due to a decrease in average occupancy (82% to 74%) and the sale of the property. The decrease in rental income from 2001 to 2002 is due to a decrease in average occupancy (86% to 82%).

               Rental operations expense was $109,434 in 2003, $91,398
in 2002, and $87,042 in 2001. The increase in rental operations expense from 2002 to 2003 is due to an increase in accounting fees, partially offset by a decrease in real estate taxes. The increase in accounting fees is due to the payment of previously unaccrued accounting fees. These fees were able to be paid from the net proceeds from the sale of the Lofts at Red Hill. The decrease in real estate taxes is due to the sale of the Lofts of Red Hill. The increase in rental operations expense from 2001 to 2002 is due to an increase in maintenance expense and insurance expense, partially offset by a decrease in leasing commission expense. The increase in maintenance expense is due to an increase in apartment painting and maintenance. The increase in insurance expense is due to insurance market conditions. The decrease in leasing commission expense is due to a decrease in the turnover of apartment units.

                        General and administrative expense was $62,959 in 2003, $0 in 2002, and $0 in 2001. The increase in general and administrative expense from 2002 to 2003 is due to the payment of previously unaccrued administrative fees. The Registrant ceased accruing administrative fees in 2000 because its lack of liquidity made payment of these fees unlikely. However, the Registrant remained liable for these fees. The fees were paid from the net proceeds from the sale of the Lofts at Red Hill.

            Interest expense was $75,072 in 2003, $66,829 in 2002, and $63,854 in 2001. The increase in interest expense from 2002 to 2003 is due to additional interest payments to the first mortgage made at the time of the sale of the Lofts at Red Hill. The increase in interest expense from 2001 to 2002 is due to the increase in the principal balance upon which the interest is calculated.

                Depreciation and amortization expense was $39,971 in 2003, $107,903 in 2002, and $123,580 in 2001. The decrease in depreciation and amortization expense from 2002 to 2003 is due to the sale of Lofts at Red Hill. The decrease from 2001 to 2002 is due to a decrease in amortization expense. A deferred expense incurred in a prior year became fully amortized during 2002.

                During the year, a net loss of approximately $38,000 was incurred at the Registrant's remaining property compared to net loss of approximately $87,000 in 2002, and a loss of $72,000 in 2001. A discussion of property operations/activities follows.

                    In 2003, Registrant incurred a net loss of $38,000 at the Lofts at Red Hill including $40,000 of depreciation and amortization expense compared to a net loss of $87,000 including $62,000 of depreciation and amortization expense in 2002, and a net loss of $72,000 including $62,000 of depreciation and amortization expense in 2001. The decrease in net loss from 2002 to 2003 is due to the gain on the sale of the building and a decrease in real estate tax, partially offset by a decrease in rental income and the increase in accounting fees. The decrease in real estate tax is due to the sale of the building. The decrease in rental income is due to a decrease in average occupancy (82% to 74%) and the sale of the property on September 10, 2003. The increase in accounting fees is from the payment of previously unaccrued accounting fees. The increase in net loss from 2001 to 2002 is due to a decrease in rental income, combined with an increase in rental operations expense, interest expense and bad debt expense, partially offset by an increase in other income. The decrease in rental income is due to a decrease in average occupancy (86% to 82%). The increase in rental operations expense is due to an increase in maintenance expense, partially offset by a decrease in leasing commission expense. The increase in maintenance expense is due to an increase in apartment painting and maintenance and the decrease in leasing commission expense is due to a decrease in the turnover of apartment units. The increase in interest expense is due to an increase in the principal balance upon which the interest is calculated. The bad debt expense is due to the write off of tenant accounts receivable that were deemed uncollectible. The increase in other income is due to the return of real estate taxes from previous periods due to a successful tax appeal.

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


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

           All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.   Financial Statement and Supplementary Data
          ------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS V
                   --------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                       Page
                                                         ----

 Consolidated Balance Sheets at December 31, 2003           9
(Unaudited) and 2002

Consolidated Statements of Operations for the Years        10
Ended  December 31, 2003 (Unaudited), 2002, and 2001

Consolidated  Statements  of  Changes  in   Partners'      11
Equity   for  the  Years  Ended  December  31,   2003
(Unaudited), 2002, and 2001

Consolidated Statements of Cash Flows for  the  Years      12
Ended December 31, 2003 (Unaudited), 2002, and 2001

Notes  to  consolidated financial  statements -          13-18
(Unaudited)



Financial statement schedules - (Unaudited):

Schedule  XI  -  Real  Estate  and  Accumulated            19
Depreciation

Notes to Schedule XI                                       20





All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS V
                    --------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2003 and 2002

                                Assets
                                ------
                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Rental properties at cost:
 Land                                        $0      $   61,046
 Buildings and improvements                   0       1,445,431
 Furniture and fixtures                       0          94,975
                                             --      ----------
                                              0       1,301,452
     Less - accumulated depreciation          0        (888,440)
                                             --      ----------
                                              0         713,012
Cash and cash equivalents                     0           4,623
Restricted cash                               0         124,401
Accounts and notes receivable                 0          10,753
Other assets (net of amortization
 of $ 0 and $289,362)                         0               0
                                             --      ----------
          Total                              $0      $  852,789
                                             ==      ==========

                 Liabilities and Partners' Equity
                 --------------------------------

Liabilities:
 Debt obligations                            $0      $  482,328
 Accounts payable:
  Trade                                       0         135,357
  Related parties                             0          33,656
 Other liabilities                            0          13,714
 Tenant security deposits                     0           8,980
                                             --      ----------
          Total liabilities                   0         674,035
Partners' equity                              0         178,754
                                             --      ----------
          Total                              $0      $  852,789
                                             ==      ==========



The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS V
                    --------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----
                                  (Unaudited)

Revenues:
 Rental income                     $ 89,214     $127,463     $133,688
 Interest income                        581        1,426        5,478
 Other income                        46,547        7,500            0
 Loss on sale of assets             (15,464)           0            0
                                   --------     --------     --------
Total revenues                      120,878      136,389      139,166
                                   --------     --------     --------
Costs and expenses:
  Rental operations                 109,434       91,398       87,042
  Interest                           75,072       66,829       63,854
  Administrative Fees                62,959            0            0
  Depreciation and amortization      39,971      107,903      123,580
  Bad debt expense                   12,196        3,202            0
                                   --------     --------     --------
 Total costs and  expenses          299,632      269,332      274,476
                                   --------     --------     --------
Net loss                          ($178,754)   ($132,943)   ($135,310)
                                   ========     ========     ========

Net loss per limited partnership
 unit                             ($  15.88)   ($  11.81)   ($  12.02)
                                   ========     ========     ========


The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS V
                    --------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      V (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($164,683)     $611,690      $447,007
Net loss                             (1,353)     (133,957)     (135,310)
                                   --------      --------      --------
Balance at December 31, 2001       (166,036)     $477,733      $311,697
Net loss                             (1,329)     (131,614)     (132,943)
                                   --------      --------      --------
Balance at December 31, 2002       (167,365)     $346,119      $178,754
Net loss                            167,365      (346,119)     (178,754)
                                   --------      --------      --------
Balance at December 31, 2003
 (Unaudited)                       $      0      $      0      $      0
                                   ========      ========      ========


(1)  General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 2003, 2002, and 2001.



The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS V
                    --------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001


                                         2003       2002       2001
                                         ----       ----       ----
                                     (Unaudited)

Cash flows from operating
 activities:
 Net loss                             ($178,753) ($132,943)  ($135,310)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Loss on liquidation of St. Mary's       67,312          0           0
 Gain on sale of Lofts at Red Hill      (51,848)         0           0
 Depreciation and amortization           39,971    107,903     123,580
Changes in assets and liabilities:
 Decrease (increase) in restricted cash 124,401     (6,400)     (5,371)
 Decrease (increase) in accounts and
  notes receivable                       10,753      3,177      (6,977)
 (Decrease) increase in accounts
  payable - trade                      (135,356)     8,225       11,332
 Decrease in accounts payable -
  related                               (33,657)         0      (17,332)
 (Decrease) increase in
  accrued liabilities                    (3,405)       149          753
 Decrease in notes payable              (10,309)         0            0
 Decrease in tenant security deposits    (8,980)      (223)        (510)
                                       --------   --------     --------
Net cash used in operating activities  (179,871)   (20,112)     (29,835)
                                       --------   --------     --------
Cash flows from investing activities:
 Proceeds from the sale
  of fixed assets                       661,170          0            0
 Purchase of fixed  assets               (3,593)    (2,868)      (2,790)
                                       --------   --------     --------
Net cash used in investing activities   657,577     (2,868)      (2,790)
                                       --------   --------     --------
Cash flows from financing activities:
 Proceeds from debt financings           43,072     22,629       30,054
 Principal payments                    (525,400)         0            0
                                       --------   --------     --------
Net cash provided by
 financing activities                  (482,328)    22,629       30,054
                                       --------   --------     --------
Decrease in cash and cash equivalents    (4,622)      (351)      (2,571)
Cash and cash equivalents at
 beginning of year                        4,622      4,974        7,545
                                       --------   --------     --------
Cash and cash equivalents at end
 of year                               $      0   $  4,623     $  4,974
                                       ========   ========     ========

Supplemental Disclosure of Cash
 Flow Information:
 Cash paid during the year
 for interest                         $ 33,000    $ 48,000     $ 48,000


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS V
                 --------------------------------
                     (a limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Unaudited)


NOTE A - ORGANIZATION
---------------------

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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (11,142 in 2003, 2002, and 2001).

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


NOTE C - PARTNERSHIP AGREEMENT
-----------------------------

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


NOTE D - ACQUISITIONS
---------------------

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


NOTE E- DEBT OBLIGATIONS
------------------------
                                                      December  31,
                                                    2003        2002
                                                    ----        ----
Debt obligations consist of the                  (unaudited)
following:

Note payable, interest accrues at 14% and           $0        $482,328
is payable at 10%; matured on October 1, 2002 and declared in default by the lender



NOTE F - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

Included in Accounts Payable - Related Parties was $0 at December 31, 2003 and $33,656 at 2002 owed to the co-general partner in the partnership referred to in Note D, for amounts owed in connection with the sale of such partnership's property.


NOTE G - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                   For the Years Ended December 31,
                                    2003         2002         2001
                                    ----         ----         ----
                                (Unaudited)

Net loss - book                ($  178,754) ($  132,943) ($  135,310)
Excess of book over tax gain on
 sale of investment               (168,955)           0            0
Excess of book over tax
 depreciation                        4,771        9,080        9,130
Excess of tax over book other   (1,619,240)           0            0
Excess of tax over book interest   (20,792)           0        2,333
                                ----------   ----------   ----------
Net loss - tax                 ($1,982,970) ($  123,863) ($  123,847)
                                ==========   ==========   ==========

Partners' equity - book         $        0   $  178,753   $  311,696
Costs of issuance                1,419,240    1,419,240    1,419,240
Cumulative book over tax loss     (806,490)     997,728      988,648
Facade easement donation
 (tax only)                       (612,750)    (612,750)    (612,750)
                                ----------   ----------   ----------
Partners' equity - tax          $        0   $1,982,971   $2,106,834
                                ==========   ==========   ==========


NOTE H - LIQUIDATION OF PARTNERSHIP
-----------------------------------

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


NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------

     The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------
Revenues:
 Rental income          $  0   $ 24,986       $ 34,694   $ 29,534
 Interest income           0        280            129        171
 Other income              0     46,547              0          0
 Gain on sale of assets    0    (15,464)             0          0
                        ----   --------       --------   --------
  Total revenues           0     56,349         34,823     29,705
                        ----   --------       --------   --------
Costs and expenses:
 Rental operations         0     69,863         19,716     19,855
 Interest                  0     35,947         22,186     16,938
 Bad Debt                  0     12,196              0          0
 Administrative fees       0     62,958              0          0
 Depreciation and
  amortization             0     10,110         14,931     14,931
                        ----   --------       --------   --------
  Total costs and
   expenses                0    191,074         56,833     51,724
                        ----   --------       --------   --------
Net income (loss)       $  0  ($134,725)     ($ 22,010) ($ 22,019)
                        ====   ========       ========   ========
Net loss per
 limited
 partnership unit       $  0  ($  11.96)     ($   1.96) ($   1.96)
                        ====   ========       ========   ========

                              For The Three Months Ended -
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2002
                  ------------------------------------------------
Revenues:
 Rental income       $31,193    $30,574        $33,205    $32,491
 Interest income         348        320            320        438
 Other income            201      7,299              0          0
                     -------    -------        -------    -------
  Total revenues      31,742     38,193         33,525     32,929
                     -------    -------        -------    -------
Costs and expenses:
 Rental operations    19,334     29,694         21,560     20,810
 Interest             16,996     17,139         16,557     16,137
 Bad debt                  0          0          3,202          0
 Depreciation and
  amortization        15,584     30,773         30,651     30,895
                     -------    -------        -------    -------
  Total costs and
   expenses           51,914     77,606         71,970     67,842
                     -------    -------        -------    -------
Net loss            ($20,172)  ($39,413)      ($38,445)  ($34,913)
                     =======    =======        =======    =======


Net loss per
 limited
 partnership unit   ($  1.79)  ($  3.50)      ($  3.42)  ($  3.10)
                     =======    =======        =======    =======

                       SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS V
                    --------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------
                          DECEMBER 31, 2003
                             (Unaudited)




                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                              Partnership          Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (e)         Land     ments      ments      (a)   Acquired
---------------  ------------    ----    --------- --------   ------- --------
21 unit
condominium
Complex
in Red
Hill, PA           $0           $0        $0        $0         1987  12/31/87

Personal
property
located
in New Orleans,LA   0            0         0         0         1988  12/30/87
                   --           --        --        --
                   $0           $0        $0        $0
                   ==           ==        ==        ==


                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------
                                     (Unaudited)



                               Buildings
                                  and                   Accumulated
                                Improv-      Total      Depreciation
Description           Land       ments      (b) (c)       (c) (d)
------------          ----     ---------    -------     -----------
21 unit
condominium
Complex
in Red
Hill, PA            $0           $0             $0         $0

Personal
property
located
in New Orleans,LA    0            0              0          0
                    --           --             --         --
                    $0           $0             $0         $0
                    ==           ==             ==         ==

                   DIVERSIFIED HISTORIC INVESTORS V
                   --------------------------------
                        (a limited partnership)

                         NOTES TO SCHEDULE XI
                         --------------------

                           December 31, 2003

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2003, for Federal income tax purposes was approximately $0. The depreciable basis of buildings and improvements was reduced for Federal income tax purposes by 50% of the historic rehabilitation credit obtained.

(C) Reconciliation of land, buildings and improvements:

                                      2003        2002         2001
                                      ----        ----         ----
                                   (Unaudited)

Balance at beginning of year      $1,601,452   $1,598,584   $1,595,794
 Additions during the year:
  Improvements                         3,593        2,868        2,790
Subtractions during the year:
 Sale of Lofts at Red Hill        (1,605,045)           0            0
                                  ----------   ----------   ----------
Balance at end of year            $        0   $1,601,452   $1,598,584
                                  ==========   ==========   ==========


Reconciliation of accumulated depreciation:
Balance at beginning of year      $ 888,440    $  828,871   $  769,734
Depreciation expense for the year    39,971        59,569       59,137
Sale of Lofts at Red Hill          (928,411)            0            0
                                  ---------    ----------   ----------
Balance at end of year            $       0   $   888,440   $  828,871
                                  =========   ===========   ==========


(D) See Note B to the consolidated financial statements for depreciation method and lives.

(E) See Note E to the consolidated financial statements for further information.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure
          -----------------------------------------------------------

          None.


Item 9A.  Controls and Procedures
          -----------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                               PART III
                               --------

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

          a. Identification of Directors - Registrant has no directors.

          b.   Identification of Executive Officers

          c.   Involvement in Certain Legal Proceedings - None

          d.   Promoters and Control Persons - Not Applicable

          e.   Audit Committee Finacial Expert - None

          The General Partner of the Registrant is Dover Historic
Advisors V (DoHA-V), a Pennsylvania general partnership. The partners of DoHA-V are as follows:

                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

SWDHA, Inc.      --  Partner in  No fixed     Since May 1997
                     DHA-V         term

EPK, Inc.        --  Partner in  No fixed     Since May 1997
                     DHA-V         term


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


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2003, Registrant paid no cash compensation to DoHA-V, any partner therein or any person named in paragraph c. of Item 10.

          b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2003, or is proposed to be paid or distributed in the future, to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2003 to DoHA-V, any partner therein, or any person named in paragraph c. of Item 10.

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

           a. Transactions with Management and Others - Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-V is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 2000 through 2003.

           b. Certain Business Relationships - Registrant has no directors.

          c. Indebtedness of Management - No employee of Registrant, Registrant's general partner (or any employee thereof) or any affiliate of any such persons, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Audit Fees (1).........................        -         $5,000
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -         11,600
All Other Fees (4).....................        -           -
                                              --        -------
Total..................................       $-        $16,600
                                                        =======

1. Audit Fees - Audit fees for the years ended December 31, 2002, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions, and with review of documents filed with the SEC.

2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

3. Tax Fees - Tax fees as of the years ended December 31, 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

4. All Other Fees -  All other fees as of the years ended December
   31, 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                                PART V
                                ------

Item 15.(A) Exhibits, Financial Statement Schedules and Reports
            ---------------------------------------------------

          1. Financial Statements:

                       a. Consolidated Balance Sheets at December 31, 2003 (unaudited) and 2002.

                       b. Consolidated Statements of Operations for the Years Ended December 31, 2003 (unaudited), 2002 and 2001.

                       c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2003 (unaudited), 2002 and 2001.

                       d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, (unaudited) 2002 and 2001.

                       e.   Notes to consolidated financial statements
                 - (Unaudited)


                 2.   Financial statement schedules - (Unaudited):

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

                  31 (Not attached) General   Partners  Opinion
                                    Certification
                                    (To  be  filed with amended
                                    10-K/A)

                   32(Not attached) Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To  be  filed with amended
                                    10-K/A)

             (C)  Exhibits:  See Item 14(A)(3) above.

                              SIGNATURES
                              ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2005       DIVERSIFIED HISTORIC INVESTORS V
      -----------------
                              By: Dover Historic Advisors V, its
                                  general partner

                                  By: EPK, Inc., managing partner


                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President
                                         (principal   executive
                                          officer, principal
                                          financial officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIVERSIFIED HISTORIC INVESTORS V

                              By: Dover Historic Advisors V, its
                                  general partner

                                  By: EPK, Inc., managing partner

Date: September 6, 2005               By: /s/ Spencer Wertheimer
      -----------------                   ---------------------
                                          SPENCER WERTHEIMER
                                          President
                                          (principal executive
                                           officer, principal
                                           financial officer)