Form 10-K/A
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS V
filed 2007-06-01
CIK 818669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                             Amendment No. 1


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                        EXPLANATORY NOTE

Diversified Historic Investors V (the "Registrant") is filing the following Annual Report on Form 10-K/A for the period ended
December 31, 2003 containing consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 8 and 14 of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

                In November 2003, the personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership. A loss of $67,312 was incurred on the transaction.

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


                As of December 31, 2003, Registrant owned no properties.

           d.    Financial Information About Foreign and Domestic
Operations and Export Sales.

               See Item 8, Financial Statements and Supplementary
Data.


Item 2.   Properties
          ----------

          As of Dec 31, 2003, Registrant owned no properties.

          As of December 31, 2002, the Registrant owned one property. A summary description of that property is given below.

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

                       PART II
                       -------



Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
          -------------------------------------------------

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 1,354 units were sold or exchanged of record in 2003.

          b. As of December 31, 2003, there were 0 recorded holders of Units.

          c. Registrant did not declare any cash dividends in 2003 or 2002.


Item 6.   Selected Financial Data
          -----------------------

           The following selected financial data are for the five years ended December 31, 2003. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2003        2002       2001        2000         1999
                    ----        ----       ----        ----         ----
Rental income    $ 89,214    $134,963    $133,688  $  133,925   $  110,807
Hotel income            0           0           0           0       18,181
Interest income       581       1,426       5,478         305        2,746
Net (loss) income(178,754)   (132,943)   (135,310)   (132,797)   3,630,276
Net (loss) income
 per Unit          (15.88)     (11.81)     (12.02)     (11.80)      322.56
Total assets (net
 of depreciation
 and amortization)      0     852,789     954,952   1,065,966    1,179,580
Debt obligations        0     459,699     482,328     429,645      417,399

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


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

                In November 2003, the personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership. A loss of $67,312 was incurred on the transaction.

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

                Interest expense was $75,072 in 2003, $66,829 in 2002, and $63,854 in 2001, respectively. The increase in interest expense from 2002 to 2003 is due to additional interest payments to the first mortgage made at the time of the sale of the Lofts at Red Hill. The increase in interest expense from 2001 to 2002 is due to the increase in the principal balance upon which the interest is calculated.

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

                In November 2003, the personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership. A loss of $67,312 was incurred on the transaction.

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


Item 9.   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

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

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors V

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors V (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors V as of December 31, 2003 and the results of operations and cash flow for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 23 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Russell Bedford Stefanou Mirchandani, LLP
New York, New York
June 20, 2006

                DIVERSIFIED HISTORIC INVESTORS V
                --------------------------------
                     (a limited partnership)


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                AND FINANCIAL STATEMENT SCHEDULES
                ---------------------------------


Consolidated financial statements:                        Page
                                                          ----

 Consolidated  Balance Sheets at  December  31, 2003       12
  and 2002

 Consolidated Statements of Operations for the Years       13
  Ended December 31, 2003, 2002, and 2001


 Consolidated  Statements  of  Changes  in   Partners'     14
  Equity for the Years Ended December 31, 2003, 2002, and 2001

 Consolidated Statements of Cash Flows for  the  Years     15
  Ended December 31, 2003, 2002, and 2001

 Notes to consolidated financial statements              16-21


Financial statement schedules:

 Schedule XI - Real Estate and Accumulated Depreciation    23

 Notes to Schedule XI                                      24



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

                DIVERSIFIED HISTORIC INVESTORS V
                --------------------------------
                     (a limited partnership)


                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                    December 31, 2003 and 2002

                             Assets
                             ------

                                       2003           2002
                                       ----           ----
                                     RESTATED

Rental properties at cost:
 Land                                     $0       $   61,046
 Buildings and improvements                0        1,445,431
 Furniture and fixtures                    0           94,975
                                          --       ----------
                                           0        1,601,452
 Less - accumulated depreciation           0         (888,440)
                                          --       ----------
                                           0          713,012
Cash and cash equivalents                  0            4,623
Restricted cash                            0          124,401
Accounts and notes receivable              0           10,753
Other assets (net of amortization
 of $ 0 and $289,362)                      0                0
                                          --       ----------
          Total                           $0       $  852,789
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

                DIVERSIFIED HISTORIC INVESTORS V
                --------------------------------
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

      For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----
                                    RESTATED

Revenues:
 Rental income                      $ 89,214    $127,463       $133,688
 Interest income                         581       1,426          5,478
 Other income                         46,547       7,500              0
 Gain on sale of assets              (15,464)          0              0
                                    --------    --------       --------
Total revenues                       120,878     136,389        139,166
                                    --------    --------       --------
Costs and expenses:
 Rental operations                   109,434      91,398         87,042
 Interest                             75,072      66,829         63,854
 Administrative Fees                  62,959           0              0
 Depreciation and amortization        39,971     107,903        123,580
 Bad debt expense                     12,196       3,202              0
                                    --------    --------       --------
Total costs and expenses             299,632     269,332        274,476
                                    --------    --------       --------
Net loss                           ($178,754)  ($132,943)     ($135,310)
                                    ========    ========       ========

Net loss per limited partnership
 unit                              ($  15.88)  ($  11.81)     ($  12.02)



The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                --------------------------------
                     (a limited partnership)


     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------

      For the years ended December 31, 2003, 2002 and 2001
      ----------------------------------------------------


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      V (I)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000       ($164,683)    $611,690    $447,007
Net loss                              (1,353)    (133,957)   (135,310)
                                    --------     --------    --------
Balance at December 31, 2001        (166,036)     477,733     311,697
Net loss                              (1,329)    (131,614)   (132,943)
                                    --------     --------    --------
Balance at December 31, 2002        (167,365)     346,119     178,754
Net loss                             167,365     (346,119)   (178,754)
                                    --------     --------    --------
Balance at December 31, 2003 (3)    $      0     $      0    $      0
                                    ========     ========    ========



(1)  General Partner.

(2) 11,142 limited partnership units outstanding at December 31, 2002, and 2001.

(3) There were no limited partnership units outstanding at December 31, 2003.


The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS V
                --------------------------------
                     (a limited partnership)



              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

      For the years ended December 31, 2003, 2002 and 2001

                                          2003      2002         2001
                                          ----      ----         ----
                                        RESTATED

Cash flows from operating activities:
 Net loss                            ($178,754)   ($132,943)  ($135,310)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Loss on liquidation of St. Mary's      67,312             0          0
 Gain on sale of Lofts at Red Hill     (51,848)            0          0
 Depreciation and amortization          39,971       107,903    123,580
Changes in assets and liabilities:
 Decrease (increase) in restricted
  cash                                 124,401       (6,400)     (5,371)
 Decrease (increase) in accounts and
  notes receivable                      10,753        3,177      (6,977)
 (Decrease) increase in accounts
  payable - trade                     (135,357)       8,225      11,332
 Decrease in accounts payable -
  related parties                      (33,656)           0     (17,332)
 (Decrease) increase in  accrued
  liabilities                           (3,405)         149         753
 Decrease in notes payable             (10,309)
 Decrease in tenant security deposits   (8,980)        (223)       (510)
                                       --------     --------   --------
 Net cash used in operating
  activities                           (179,872)     (20,112)   (29,835)
                                       --------     --------   --------
Cash flows from investing activities:
 Proceeds from the sale of
  fixed assets                         661,170            0           0
 Purchase of fixed assets               (3,593)      (2,868)     (2,790)
                                      --------     --------    --------
Net cash used in investing activities  657,557       (2,868)     (2,790)
                                      --------     --------    --------
Cash flows from financing activities:
 Proceeds from debt financings          43,072       22,629      30,054
 Principal payments                   (525,400)           0           0
                                      --------     --------    --------
Net cash provided by financing
 activities                           (482,328)      22,629      30,054
                                      --------     --------    --------
Decrease in cash and cash equivalents   (4,623)        (351)     (2,571)
Cash and cash equivalents at
 beginning of year                       4,623        4,974       7,545
                                      --------     --------    --------
Cash and cash equivalents at end
 of year                              $      0     $  4,623    $  4,974
                                      ========     ========    ========

Supplemental Disclosure of Cash
 Flow Information
 Cash paid during the year
  for interest                         $33,000      $48,000     $48,000



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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and a subsidiary trust, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of the results for those years.

2.   Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding
(11,142 in 2003, 2002 and 2001).

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


NOTE C - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE E- DEBT OBLIGATIONS
------------------------

                                                      December  31
                                                      ------------
                                                    2003        2002
                                                    ----        ----
Debt obligations consist of the following:

Note payable, interest accrues at 14% and
is payable at 10%; matured on October 1,
2002 and declared in default by the                   $0    $482,328
lender                                                --    --------




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



NOTE G - INCOME TAX BASIS RECONCILIATION
----------------------------------------


Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")  purposes  and  for  income  tax  ("tax")  purposes.   A
reconciliation of the results of operations follows:

                                    For the years ended December  31,
                                      2003        2002         2001
                                      ----        ----         ----
                                    RESTATED

Net loss - book                  ($ 178,754)  ($ 132,943)  ($  135,310)
Excess of book over tax gain on
 sale of investment                (168,955)           0             0
Excess of book over tax
 depreciation                         4,771        9,080         9,130
Excess of tax over book other    (1,619,240)           0             0
Excess of tax over book interest    (20,792)           0         2,333
                                 ----------   ----------   -----------
Net loss - tax                  ($1,982,970) ($  123,863) ($   123,847)
                                 ==========   ==========   ===========

Partners' equity - book          $        0   $  178,753   $   311,696
Costs of issuance                 1,419,240    1,419,240     1,419,240
Cumulative book over tax loss      (806,490)     997,728       988,648
Facade easement donation
 (tax only)                        (612,750)    (612,750)     (612,750)
                                 ----------   ----------    ----------
Partners' equity - tax           $        0   $1,982,971    $2,106,834
                                 ==========   ==========   ===========


NOTE H - LIQUIDATION OF PARTNERSHIP
-----------------------------------

In November 2003, the personal property in New Orleans, Louisiana was conveyed to the owners of the building in which it is located in exchange for the release of an escrow account, which was used to pay accrued expenses of the partnership.

On September 10, 2003, Registrants only remaining property, the Lofts at Red Hill was sold. The net proceeds of the sale were used to pay the mortgage note secured by the property and accrued expenses of the Partnership. Accordingly, pursuant to its partnership agreement, Registrant has begun the process of dissolution.

No   funds  remained  for  distribution  to  unit  holders.   The
partnership liquidated thereafter.


NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:

                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                          2003 RESTATED
                    ---------------------------------------------------
Revenues:
 Rental income               $0      $ 24,986     $ 34,694     $ 29,534
 Interest income              0           281          129          171
 Other income                 0        46,547            0            0
 Gain on sale of assets       0       (15,464)           0            0
                             --      --------     --------     --------
Total revenues                0        56,350       34,823       29,705
                             --      --------     --------     --------
Costs and expenses:
Rental operations             0        69,863       19,716       19,855
Interest                      0        35,948       22,186       16,938
Bad Debt                      0        12,196            0            0
Administrative fees           0        62,959            0            0
Depreciation and amortization 0        10,109       14,931       14,931
                             --      --------     --------     --------
Total costs and expenses      0       191,075       56,833       51,724
                             --      --------     --------     --------
Net income (loss)            $0     ($134,725)   ($ 22,010)   ($ 22,019)
                             ==      ========     ========     ========
Net loss per limited
  partnership unit          ($0)    ($  11.96)   ($   1.96)   ($   1.96)
                             ==      ========     ========     ========


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                          2002 RESTATED
                    ---------------------------------------------------

Revenues:
 Rental income          $31,193       $30,574      $33,205      $32,491
 Interest income            348           320          320          438
 Other income               201         7,299            0            0
                        -------      --------     --------     --------
 Total revenues          31,742        38,193       33,525       32,929
                        -------      --------     --------     --------
Costs and expenses:
 Rental operations       19,334        29,694       21,560       20,810
 Interest                16,996        17,139       16,557       16,137
 Bad debt                     0             0        3,202            0
 Depreciation
  and amortization       15,584        30,773       30,651       30,895
                        -------      --------     --------     --------
Total costs and
 expenses                51,914        77,606       71,970       67,842
                        -------      --------     --------     --------
Net loss               ($20,172)     ($39,413)    ($38,445)    ($34,913)
                        =======       =======      =======      =======

Net loss per
 limited
 partnership unit      ($  1.79)     ($  3.50)    ($  3.42)    ($  3.10)
                        =======       =======      =======      =======

                    SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS V
              --------------------------------
                  (a limited partnership)


          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                              Partnership          Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (e)         Land     ments      ments     (a)   Acquired
---------------  ------------    ----    --------- --------  ------- --------
21 unit
condominium
Complex in
Red Hill, PA      $482,328     $61,046  $1,461,413 $11,681    1987  12/31/87


Personal
property
located in
New Orleans, LA         0            0           0  67,312    1988  12/30/87
                 --------      -------  ---------- -------
                 $482,328      $61,046  $1,461,413 $78,993
                 ========      =======  ========== =======


                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------


                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description (a)       Land       ments      (b) (c)     (c) (d)
-----------           ----     ---------    -------    --------
21 unit
condominium
complex in Red
Hill, PA              $0            $0          $0        $0

Personal
property located
in New Orleans, LA     0             0           0         0
                      --            --          --        --
                      $0            $0          $0        $0
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

 (C) Reconciliation of land, buildings and improvements:

                                      2003        2002         2001
                                      ----        ----         ----

Balance at beginning of year       $1,601,452   $1,598,584   $1,595,794
Additions during the year:
 Improvements                           3,593        2,868        2,790
Subtractions during the year:
 Sale of New Orleans Personal
  Property                            (67,312)           0            0
  Sale of Lofts at Red Hill        (1,537,733)           0            0
                                   ----------    ----------  ----------
Balance at end of year             $        0    $1,601,452  $1,598,584
                                   ==========    ==========  ==========

Reconciliation of accumulated depreciation:
 Balance at beginning of year        $888,440      $828,871     $769,734
 Depreciation expense for the year     39,971        59,569       59,137
 Sale of Lofts at Red Hill           (928,411)            0            0
                                     --------      --------     --------
Balance at end of year               $      0      $888,440     $828,871
                                     ========      ========     ========


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

                Donna M. Zanghi was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc., a subsidiary of D, LTD, since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi  was appointed on May 13, 1997 as
Assistant Secretary of EPK, Inc.  Ms. Rudoi has served as
Assistant Secretary and Director of both D, LTD and DHP, Inc.
since January 27, 1993.



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


Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management
            -----------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          a. Transactions with Management and Others - Pursuant to Registrant's Amended and Restated Agreement of Limited
Partnership, DoHA-V is entitled to 1% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-V for fiscal years 2000 through 2003.

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


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed
for   each  of  the  services  listed  below  for  each  of   the
Registrant's last two fiscal years.

                                             2003        2002
                                             ----        ----


Audit Fees (1) .........................   $ 5,750     $ 5,000
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................     5,850      11,600
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $11,600     $16,600
                                           =======     =======


1. Audit Fees - Audit fees for the year ended December 31, 2003 were for professional services rendered by RBSM, LLP. Audit fees for the year ended December 31, 2002 were for professional services rendered by Gross Kreger & Passio, L.L.C. The fees represent audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

3. Tax Fees - Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

4.   All Other Fees - All other fees as of the years ended
     December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                             PART IV
                             -------

Item 15.    (A) Exhibits, Financial Statement Schedules and Reports
             on Form 8K.
             ------------------------------------------------------


          1. Financial Statements:

                        a.     Consolidated  Balance  Sheets   at
                 December 31, 2003 and 2002.

                       b.   Consolidated Statements of Operations
                 for  the Years Ended December 31, 2003, 2002 and
                 2001.

                       c.   Consolidated Statements of Changes in
                 Partners'  Equity for the Years  Ended  December
                 31, 2003, 2002 and 2001.

                       d.   Consolidated Statements of Cash Flows
                 for  the Years Ended December 31, 2003, 2002 and
                 2001.

                        e.     Notes  to  consolidated  financial
                 statements.


          2.   Financial statement schedules:

                      a.     Schedule  XI  -  Real  Estate  and
                 Accumulated Depreciation.

                      b.   Notes to Schedule XI.


         3.Exhibits:

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

                  31                General   Partners  Opinion
                                    Certification

                  32                Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002


           (B)  Reports on Form 8-K:

                 No reports were filed on Form 8-K during the quarter ended December 31, 2003.

           (C)  Exhibits:

                See Item 15(A)(3) above.

                           SIGNATURES
                           ----------


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 1,2007         DIVERSIFIED HISTORIC INVESTORS V
       -----------
                           By: Dover Historic Advisors V, its
                               general partner

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


                           DIVERSIFIED HISTORIC INVESTORS V

                           By: Dover Historic Advisors V, its
                               general  partner

                                By: EPK, Inc., managing partner

Date:  June 1, 2007                  By:   /s/ Spencer Wertheimer
       ------------                        ----------------------
                                          SPENCER WERTHEIMER
                                          President (principal
                                          executive officer,
                                          principal
                                          financial officer)